Form 10-Q
period 1996-09-30
KEVCO INC
filed 1996-12-11
CIK 1021706

                      Securities and Exchange Commission

                             Washington, DC 20549

                                   Form 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996
                                      or
         ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Transition Period From _____To _____

                      Commission File Number:  000-21621

                                  KEVCO, INC.

            (Exact name of registrant as specified in its charter)



           Texas                                        75-2666013
           -----                                        ----------
(State or other jurisdiction of                    (IRS Employer ID No.)
 incorporation or organization)


       University Centre I
     1300 S. University Drive
          Suite 200
       Fort Worth, Texas                                   76107
       -----------------                                   -----
     (Address of principal                              (Zip Code)
       executive offices)


                                (817-332-2758)
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes          No  X
                                 -----      -----
Indicate the number of shares outstanding for each of the issuer's classes or common stock, as of the latest practicable date.

Common Stock, par value $.01 per share         6,809,500 shares
--------------------------------------         ----------------
             (Class)                           (Outstanding on December 9, 1996)

                                  KEVCO, INC.
                              INDEX TO FORM 10-Q

PART  I - FINANCIAL INFORMATION

ITEM  1 - Financial Statements

Consolidated Balance Sheets as of September 30, 1996
   and December 31, 1995 (unaudited)......................................   3

Consolidated Statements of Income for the three-month and nine-month periods
   ended September 30, 1996 and 1995 (unaudited)..........................   4

Consolidated Statements of Cash Flows for the nine-month periods
   ended September 30, 1996 and 1995 (unaudited)..........................   5

Notes to Consolidated Financial Statements................................   6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations.................................................   9

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.................................  14

Signatures................................................................  18

Exhibit index.............................................................  19

Exhibits..................................................................  20

                                  Kevco, Inc.
                          Consolidated Balance Sheets
                                (in thousands)
                                  (unaudited)

                                                                  September 30, 1996   December 31,1995
                                                                  ------------------   ----------------
                               ASSETS
Current assets
  Cash and cash equivalents                                           $      239            $     977
  Trade accounts receivable, less allowance for
    doubtful accounts of $178 and $160 in
    1996 and 1995, respectively.                                          17,069               14,769
  Inventories                                                             22,976               18,383
  Prepaid expenses and other                                                 314                  343
                                                                      ----------            ---------
       Total current assets                                               40,598               34,472
Property and equipment, net                                               10,008                9,758
Intangible assets, net                                                     9,678               10,162
Other assets                                                                 773                  459
                                                                      ----------            ---------
       Total assets                                                   $   61,057            $  54,851
                                                                      ==========            =========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Trade accounts payable                                              $   16,630            $  11,258
  Accrued liabilities                                                      4,308                3,231
  Current portion of long-term debt                                        2,646                1,057
                                                                      ----------            ---------
       Total current liabilities                                          23,584               15,546
Long-term debt, less current portion                                      22,782               30,206
Deferred compensation obligation                                             378                  361
                                                                      ----------            ---------
       Total liabilities                                                  46,744               46,113
                                                                      ----------            ---------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized;
    4,395 shares issued in 1996 and 4,700 shares
    (including 305 held in treasury) in 1995.                                 44                   47
  Additional paid-in capital                                               2,375                3,034
  Loan to stockholder                                                                          (3,437)
  Retained earnings                                                       11,894                9,842
  Treasury stock, 305 shares at cost                                                             (748)
                                                                      ----------            ---------
       Total stockholders' equity                                         14,313                8,738
                                                                      ----------            ---------
       Total liabilities and stockholders' equity                     $   61,057            $  54,851
                                                                      ==========            =========

         See accompanying notes to consolidated financial statements.

                                  Kevco , Inc
                       Consolidated Statements of Income
                     (In thousands, except per share data)
                                  (Unaudited)

                                                      Three Months Ended             Nine Months Ended
                                                          September 30,                September 30,
                                                   -------------------------    -------------    -------------
                                                       1996          1995           1996             1995
                                                   ------------   ----------    -------------    -------------
Net sales                                             $ 69,449     $ 62,714        $ 205,048        $ 119,015
Cost of sales                                           58,866       54,276          174,114          101,926
                                                      --------     --------        ---------        ---------
     Gross profit                                       10,583        8,438           30,934           17,089
Commission income                                        1,400        1,008            4,100            1,521
                                                      --------     --------        ---------        ---------
                                                        11,983        9,446           35,034           18,610
Selling, general and administrative expenses             7,618        6,620           22,590           13,530
                                                      --------     --------        ---------        ---------
     Operating income                                    4,365        2,826           12,444            5,080

Interest Income                                                          86              141              272
Interest expense                                          (567)        (739)          (1,767)          (1,085)
                                                      --------     --------        ---------        ---------
     Income before income taxes                          3,798        2,173           10,818            4,267
State income taxes                                          10           11               30               33
                                                      --------     --------        ---------        ---------
     Net income                                       $  3,788     $  2,162        $  10,788        $   4,234
                                                      ========     ========        =========        =========

Pro forma information (Note 4)
  Historical income before income taxes               $  3,798     $  2,173        $  10,818        $   4,267
  Income tax expense adjustments                         1,443          847            4,111            1,664
                                                      --------     --------        ---------        ---------
  Pro forma net income                                $  2,355     $  1,326        $   6,707        $   2,603
                                                      ========     ========        =========        =========
  Pro forma earnings per share                        $   0.46     $   0.27        $    1.32        $    0.53
                                                      ========     ========        =========        =========

  Weighted average shares outstanding                     5098         4946             5098             4946


         See accompanying notes to consolidated financial statements.

                                  Kevco, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (unaudited)

                                                                    Nine months ended September 30,
                                                                   ----------------------------------
                                                                        1996               1995
                                                                   ---------------    ---------------
Cash flows from operating activities:
   Net income                                                         $  10,788          $   4,234
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                       1,318                697
      Gain on sale of assets                                                 (4)               (13)
      Deferred compensation obligation                                       24                 16
      Changes in assets and liabilities, net effects from
        purchases of Service Supply Systems, Inc.                          (415)             4,867
                                                                      ---------          ---------
      Net cash provided by operating activities                          11,711              9,801
Cash flows from investing activities:
   Purchase of equipment                                                 (1,086)              (422)
   Proceeds from sale of assets                                               4                 14
   Increase in other assets                                                (314)               (65)
   Purchase of Service Supply Systems, Inc., net of cash
     acquired                                                                              (17,449)
   Loan origination fees                                                                      (913)
                                                                      ---------          ---------
      Net cash used by investing activities                              (1,396)           (18,835)
Cash flows from financing activities:
   Proceeds (payment) of line of credit, net                             (5,500)             1,969
   Distributions paid                                                    (5,672)            (4,311)
   Payments of long-term debt                                               (99)            (5,369)
   Capital contributions                                                     86                152
   Proceeds from long-term debt                                                             15,000
   Collections on loan to stockholder                                       375                563
   Payment of non compete obligations                                      (236)               661
   Payment of deferred compensation obligaitons                              (7)
                                                                      ---------          ---------
      Net cash (used) provided by financing activities                  (11,053)             8,665
                                                                      ---------          ---------
Net decrease in cash and cash equivalents                                  (738)              (369)
Beginning cash and cash equivalents                                         977                627
                                                                      ---------          ---------
Ending cash and cash equivalents                                      $     239          $     258
                                                                      =========          =========

         See accompanying notes to consolidated financial statements.

                                  KEVCO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.     ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The form S-1 effective on November 1, 1996, for Kevco, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Prior to the effective date of the initial public offering (see Note
2), Kevco, Inc. restructured and created an operating company subsidiary with a subsidiary. As a result, the financial statements are referred to as consolidated financial statements. The accompanying consolidated financial statements of Kevco, Inc. and its wholly-owned subsidiary (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of September 30, 1996 and December 31, 1995, the statements of income for the three and nine month periods ended September 30, 1996 and 1995 and the statements of cash flows for the nine month periods ended September 30, 1996 and 1995. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1996.

On August 29, 1996, the Company effected a 0.47-for-1 reverse stock split of its common stock. All share and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the reverse stock split.

Also, on August 29, 1996, the Company retired its treasury shares.

2.     INITIAL PUBLIC OFFERING

In November 1996, the Company completed an initial public offering of 2,415,000 shares of the Company's common stock (including an over-allotment option of 315,000 shares exercised in December 1996) for $12.00 per share, netting proceeds to the Company after underwriting discounts and estimated expenses of approximately $26.0 million. Proceeds to the Company were used to repay all of the outstanding balance of the Company's $20.0 million revolving credit facility of $9.0 million and a permanent reduction of all of the outstanding balance the Company's term loan of $13.9 million. Proceeds were also used to make an S Corporation distribution of approximately $3.7 million representing previously taxed but undistributed earnings to the prior S Corporation shareholders (see
Note 6 and 7).

                                  KEVCO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

3.     INVENTORIES

Inventories are comprised of the following (in thousands):

                                          September 30,    December 31,
                                              1996             1995
                                          -------------    ------------
Raw materials                                 $ 3,094         $ 2,314
Work-in process                                   435             303
Finished goods                                  1,205             828
Goods held for resale                          18,242          14,938
                                              -------         -------
                                              $22,976         $18,383
                                              =======         =======

4.     PRO FORMA INFORMATION

Pro forma net income represents the results of operations adjusted to reflect a provision for income taxes on historical income before income taxes, which gives effect to the change in the Company's income tax status to a C Corporation concurrently with the consummation of the Company's initial public offering.
The difference between the pro forma income tax rates utilized and the federal statutory rate of 34% relates primarily to state income taxes.

Pro forma earnings per share has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period.

In accordance with a regulation of the Securities and Exchange Commission, pro forma earnings per share data have been presented to reflect the effect of the assumed issuance of that number of shares of common stock that would generate sufficient cash to pay an S Corporation distribution in an amount equal to previously taxed but undistributed earnings at December 31, 1995 for the three month and nine month periods ended September 30, 1995 and at September 30, 1996 for the three month and nine month periods ended September 30, 1996.

Historical net income per common share is not presented because it is not indicative of the ongoing entity.

5.     INCOME TAXES

Prior to November 6, 1996, the Company's stockholders had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. As a result, there has been no provision for federal income taxes in the historical financial statements, as such taxes have been the responsibility of the individual stockholders. Effective November 6, 1996, the Company converted to a C Corporation and became subject to federal income taxes on an ongoing basis.

                                  KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

6.     STOCKHOLDERS' EQUITY

In conjunction with its initial public offering, the Company terminated its S Corporation status and distributed to its stockholders approximately $3.7 million, representing previously taxed but undistributed earnings at June 30, 1996 in the form of a promissory note. The Company also distributed a promissory note to the S Corporation stockholders representing earnings from July 1, 1996 through November 5, 1996 (the day immediately preceding the consummation of the offering).

7.     CREDIT AGREEMENT

The Company's $20.0 million revolver and the remaining balance of its term debt are collateralized by inventory, accounts receivable and property and equipment and the common stock of the Company's subsidiaries ( see Note 1). The related credit agreement contains certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence on debt or liens, acquisitions of property and equipment, distributions to shareholders and certain events constituting a Change of Control (as defined in such agreement).

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion includes the operations of Kevco, Inc. for each of the periods discussed. This discussion and analysis should be read in conduction with the Company's Registration Statement on Form S-1, effective November 1, 1996.

     The Company recognizes revenues from product sales at the time of shipment (or the time of product receipt, in the case of direct shipments from suppliers to customers). In some cases the Company sells on a commission basis. Commissions are recognized when earned and represent amounts earned in selling, warehousing and delivering products for certain manufacturers of building products with which the Company has distribution agreements. Commission arrangements do not require inventory investments or receivable financing, and therefore are significantly less expensive to the Company than traditional sales. To the extent the volume of items warehoused and shipped under commission arrangements increases faster or slower than the volume of items related to traditional sales, changes in net sales may not be representative of actual increases or decreases in shipment volume.

ACQUISITION OF SERVICE SUPPLY

     In June 1995, the Company acquired Service Supply for a purchase price of approximately $17.7 million. The entire purchase price was paid in cash. The fair value of assets acquired was approximately $32.4 million and the amount of liabilities assumed was approximately $14.7 million, resulting in goodwill of $7.1 million.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain Consolidated Statements of Income data as a percentage of Kevco's net sales.

                                                     Three Months Ended     Nine Months Ended
                                                        September 30,         September 30,
                                                     -------------------   -------------------
                                                       1996       1995       1996       1996
                                                     --------   --------   --------   --------
Net sales                                             100.0 %    100.0 %    100.0 %     100.0 %
Cost of sales                                          84.8       86.5       84.9        85.6
                                                      -----      -----      -----       -----
     Gross profit                                      15.2       13.5       15.1        14.4
Commission income                                       2.0        1.6        2.0         1.3
                                                      -----      -----      -----       -----
                                                       17.2       15.1       17.1        15.7
Selling, general and administrative expenses           10.9       10.6       11.0        11.4
                                                      -----      -----      -----       -----
     Operating income                                   6.3        4.5        6.1         4.3
Interest income                                        -           0.1        0.1         0.2
Interest expense                                       (0.8)      (1.2)      (0.9)       (0.9)
                                                      -----      -----      -----       -----
     Income before income taxes                         5.5 %      3.4 %      5.3 %       3.6 %
                                                      =====      =====      =====       =====

Comparison of Three Months Ended September 30, 1996 and 1995

     Net sales increased by $6.7 million, or 10.7%, to $69.4 million for the three month period ended September 30, 1996 from $62.7 million for the comparable 1995 period. The net sales increase primarily resulted from an increase in the volume and variety of products sold. Management believes the increase in the volume and variety of products sold was primarily the result of improved customer demand. The increase in net sales compared favorably to the 8.6% increase in reported manufactured home shipments for the three months ended September 30, 1996, compared to the comparable 1995 period (approximately 95,000 homes reported shipped for the three months ended September 30, 1996 compared to approximately 87,300 homes reported shipped for the comparable 1995 period). Sales to the manufactured housing industry represented approximately 90% of the Company's net sales for the three months ended September 30, 1996.

     Gross profit increased by $2.2 million, or 25.4%, to $10.6 million for the three month period ended September 30, 1996 from $8.4 million for the comparable 1995 period. The increase in gross profit resulted primarily from the increase in net sales and improvement in gross profit, as a percent of sales. Gross profit, as a percent of net sales, increased to 15.2% for the three month period ended September 30, 1996 from 13.5% for the comparable 1995 period. Management believes that the increase in gross profit, as a percent of sales, is a direct result of the Company's ability to take advantage of purchasing opportunities following the acquisition of Service Supply.

     Commission income increased by $0.4 million, or 38.9% to $1.4 million for the three month period ended September 30, 1996 from $1.0 million for the comparable 1995 period. The increase was primarily attributable to the Company entering into commission-based distribution arrangements with two manufacturers of component products.

     Selling, general and administrative expenses increased by $1.0 million, or 15.1%, to $7.6 million for the three month period ended September 30, 1996 from $6.6 million for the comparable 1995 period. The increase was primarily due to increased sales volume and additional overhead costs in 1996 associated with the acquisition of Service Supply that will not recur in 1997. Selling, general and administrative expenses, as a percent of sales, increased to 10.9% for 1996 from 10.6% for the comparable 1995 period. The increase was primarily the result of additional overhead costs in 1996 associated with the acquisition of Service Supply that will not recur in 1997.

     Net income increased by $1.6 million, or 75.2%, to $3.8 million for the three months ended September 30, 1996 from $2.2 million for the comparable 1995
period.   The increase in net income is primarily attributable to the increase in net sales along with controlling operating expenses as a percent of sales. Also the increase was attributable to a reduction in interest expense as a result of the pay down of debt associated with the acquisition of Service Supply.

Comparison of Nine Months Ended September 30, 1996 and 1995

     Net sales increased by $86.0 million, or 72.3%, to $205.0 million for the first nine months of 1996 from $119.0 million for the comparable 1995 period. The increase in net sales resulted primarily from the acquisition of Service Supply. However, net sales on a combined basis as if the acquisition of Service Supply had occurred on January 1, 1995, also increased for the first nine months of 1996 to $205.0 million from $178.3 million for the comparable 1995 period, an increase of 15.0%. The increase in net sales on a combined basis primarily resulted from an increase in the volume and variety of products sold. Management believes the increase in the volume and variety of products sold was primarily the result of the establishment of national plumbing products accounts with several customers, sales of Kevco product lines to existing Service Supply customers (as well as sales of Service Supply products to existing Kevco customers) and improved customer demand. The increase in net sales compared favorably to the 9.2% increase in reported manufactured home shipments for the first nine months of 1996 compared to the comparable 1995 period (approximately 277,000 homes reported shipped for the first nine months of 1996 compared to approximately 253,000 homes reported shipped for the comparable 1995 period). Sales to the manufactured housing industry represented approximately 89% of the Company's net sales for the nine months ended September 30, 1996.

     Gross profit increased by $13.8 million, or 81.0%, to $30.9 million for the first nine months of 1996 from $17.1 million for the comparable 1995 period.
The increase in gross profit resulted primarily from the acquisition of Service Supply. However, gross profit, on a combined basis as if the acquisition of Service Supply had occurred on January 1, 1995, also increased for the first nine months of 1996 to $30.9 million from $24.4 million for the comparable 1995 period, an increase of 26.6%. The increase in gross profit on a combined basis resulted primarily from an overall increase in net sales. Actual gross profit, as a percent of actual sales, increased to 15.1% for the first nine months of 1996 from 14.4% for the comparable 1995 period. Also, gross profit, as a percent of sales, on a combined basis as if the acquisition of Service Supply had occurred on January 1, 1995, increased to 15.3% for the first nine months of 1996 from 13.7% for the comparable 1995 period. Management believes that both the increase in actual gross profit and the increase in gross profit on a combined basis are a direct result of the Company's ability to take advantage of purchasing opportunities following the acquisition of Service Supply.

     Commission income increased by $2.6 million, or 169.6% to $4.1 million for the nine months ended September 30, 1996, from $1.5 million for the comparable period. Although a portion of the increase was attributable to the acquisition of Service Supply, the most significant factor in the increase was that the Company entered into commission-based distribution arrangements with two manufacturers of component products.

     Selling, general and administrative expenses increased by $9.1 million, or 67.0%, to $22.6 million for the first nine months of 1996, from $13.5 million for the comparable 1995 period. The increase were primarily attributable to the acquisition of Service Supply and, to a lesser extent, increased sales volume. Selling, general and administrative expenses, as a percent of sales, decreased to 11.0% for the first nine months of 1996, from 11.4% for the comparable 1995 period. This decrease was primarily a result of reducing redundant overhead and warehousing costs associated with Service Supply and, management's ability to increase sales without a proportionate increase in related operating expenses.

     Net income increased by $6.6 million, or 154.8%, to $10.8 million for the first nine months of 1996, from $4.2 million for the comparable 1995 period. The increase was primarily due to the acquisition of Service Supply, along with the reduction of operating expenses as a percent of sales. Also, the increase was net of additional interest expense incurred for the first nine months of 1996 related to debt associated with the acquisition of Service Supply.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's growth has been financed through cash flow from operations, borrowings under its bank credit facilities and the expansion of trade credit. Net cash provided by operating activities was $11.7 million for the nine months ended September 30, 1996, an increase of $1.9 million from $9.8 million for the comparable period in 1995. The Company's capital expenditures were $1.1 million for the nine months ended September 30, 1996, as compared to $0.4 million for the comparable 1995 period.

     In connection with the Service Supply acquisition at June 30, 1995, the Company arranged for a term loan and a revolving credit facility with a bank in the aggregate of $35.0 million; the term loan comprising $15.0 million. The purchase price of Service Supply was $17.7 million, of which $15.0 million was paid with proceeds from such term loan and the remaining $2.7 million was paid with a combination of cash on hand and proceeds from the revolving credit facility. The fair value of assets acquired was $32.4 million and liabilities assumed were $14.7 million. Of the $14.7 million of liabilities assumed, $8.1 million was paid with funds borrowed under the Company's revolving credit facility. At September 30, 1996, the outstanding principal balance under the term loan was $14.5 million and the outstanding principal balance under the revolving credit facility was $9 million. In November 1996, the Company completed an initial public offering of 2,415,000 shares of the Company's stock (including an over-allotment option of 315,000 shares exercised in December
1996) for $12.00 per share, netting proceeds to the Company after underwriting discounts and estimated expenses of approximately $26.0 million. A portion of the net proceeds of the public offering was used to repay all of the outstanding balance of the revolving credit facility and to permanently repay all of the outstanding balance under the term loan. Borrowings under the term loan required monthly, bi-monthly or quarterly interest payments (depending on whether interest accrues based on the prime rate or LIBOR) and quarterly principal payments of $0.6 million commencing on October 1, 1996 until maturity at June 30, 2001. Interest was paid on the term loan at a blend of the bank's prime rate and LIBOR based on pricing options selected by the Company plus a margin based on operating statistics of the Company (6.81% at September 30, 1996). Borrowings under the revolving credit facility are due June 30, 1998 (subject to the option of the lenders to grant one or more twelve month extensions at Kevco's request), and require monthly, bi-monthly or quarterly interest payments currently based on a blend of the bank's prime rate and LIBOR based on pricing options selected by the Company plus a margin determined by operating statistics of Company (6.85% at September 30, 1996). The borrower under the term loan was and revolving credit facility is one of the Company's operating subsidiaries, and the obligations thereunder are guaranteed by the Company. The term loan was and revolving credit facility is secured by substantially all of the assets of the Company and its subsidiaries as well as the capital stock of such subsidiaries. The related credit agreement contains certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence on debt or liens, acquisitions of property and equipment , distributions to shareholders an certain events constituting a Change of Control (as defined in such agreement).

     Since its election to be treated as an S corporation, the Company has made distributions to its shareholders, including amounts equal to at least their federal and state income tax liabilities attributable to the Company's earnings. Distributions have generally been made on a quarterly basis as needed to satisfy such tax liabilities. The Company has made or declared aggregate cash distributions to its shareholders of approximately $5.7 million and $4.3 million with respect to the nine months ended September 30, 1996 and 1995, respectively. Concurrent with the consummation of the offering, the Company converted to a C Corporation and will be subject to federal and certain state taxes after that date. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future and intends to retain its earnings to support operations and finance expansion.

     Immediately prior to the consummation of the public offering, the Company declared and made the S Corporation Distribution, consisting of the Prior S Corporation Earnings Note in the principal amount of approximately $3.7 million (which was paid in November 1996) and the Future S Corporation Earnings Note (which represents earnings from July 1, 1996 to the consummation of the offering to be paid on or before December 31, 1996).

ASSET MANAGEMENT

     The Company actively manages its assets and liabilities through compensating its corporate and facility managers for receivable collection, inventory control and profits in relation to these and other net assets employed.

     For the nine months ended September 30, 1996, days sales in average receivables was approximately 21 days, days sales in average inventory was approximately 31 days and days sales in average payables was approximately 22 days.

INFLATION

     Generally, inflation and changing prices have had a minimal impact on Kevco's operating results, as increases in the sales prices of products have closely followed increases in material costs.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (3)

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

 2.1 Merger Agreement, dated June 6, 1995 by and among Kevco, Inc. and Service Supply Systems, Inc., joined by a wholly-owned subsidiary of Kevco, Inc.(1)

 2.2 Form of Plan and Agreement of Merger (between Kevco, Texas, Inc. and Kevco Delaware, Inc.)(1)

 2.3 Form of Bill of Sale and General Assignment from Kevco Delaware, Inc., as Assignor, to Sunbelt Wood Components, Inc. as Assignee.(1)

 2.4 Form of Assumption Agreement between Kevco Delaware, Inc. and Sunbelt Wood Components, Inc.(1)

 3.1  Articles of Incorporation of Kevco, Inc., as amended.(1)

 3.2  Bylaws of Kevco, Inc.(1)

 4.1 Form of certificate evidencing ownership of the Common Stock of Kevco, Inc.(1)

10.1 Amendment No. 2 to 1995 Stock Option Plan (Amended and Restated 1995 Stock Option Plan of Kevco, Inc.) and Supplementary Letter.(1)

10.2 1996 Stock Option Plan of Kevco, Inc., as amended, and Supplementary Letter.(1)

10.3 Form of Amended and Restated Employment Agreement (between Gerald E. Kimmel and Kevco, Inc.), joined therein by Kevco Delaware, Inc. and Sunbelt Wood Components, Inc.(1)

10.4 Employment Agreement between C. Lee Denham and Kevco, Inc. dated June 30, 1995.(1)

10.5  Lease between K & E Land & Leasing and Kevco, Inc. dated December 1,
      1977.(1)

10.6 Amendment No. 1 to Lease, by and between K & E Land & Leasing and Kevco, Inc. dated March , 1982.(1)

10.7 Amendment No. 2 to Lease, by and between K & E Land & Leasing and Kevco, Inc. dated May 30, 1983.(1)

10.8 Amendment No. 3 to Lease, by and between K & E Land & Leasing and Kevco, Inc. dated February 1, 1993.(1)

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

10.9 Lease dated April 1, 1980 between City of Newton, Kansas and K & E Land & Leasing.(1)

10.10 Sublease and Lease Guarantee Agreement dated April 1, 1980 between K & E Land & Leasing and Kevco, Inc.(1)

10.11 Amendment No. 1 to Sublease and Lease Guaranty Agreement by and between K & E Land & Leasing and Kevco, Inc. dated May 30, 1983.(1)

10.12 Lease Agreement dated October 12, 1987 between 1741 Conant Partnership & Kevco, Inc.(1)

10.13 Equipment Lease Agreement dated January 1, 1991 between K & E Land & Leasing and Kevco, Inc.(1)

10.14 Amendment No. 1 to Equipment Lease Agreement between K & E Land & Leasing and Kevco, Inc. dated February 12, 1993.(1)

10.15 Amendment No. 2 to Equipment Lease Agreement between K & E Land & Leasing and Kevco, Inc. dated October 26, 1993.(1)

10.16 Amendment No. 3 to Equipment Lease Agreement between K & E Land & Leasing and Kevco, Inc. dated May 23, 1994.(1)

10.17 Deferred Compensation Agreement between Kevco, Inc. and Clyde A. Reed, Jr. dated May 24, 1977.(1)

10.18 Amendment No. 1 to Deferred Compensation Agreement dated May     ,
      1980.(1)

10.19 Amendment No. 2 to Deferred Compensation Agreement dated March 10,
      1992.(1)

10.20 Amended and Restated Health and Accident Pan of Kevco, Inc.(1)

10.21 Investment and Tax Advice Plan of Kevco, Inc.(1)

10.22 Credit Agreement among Kevco Inc., certain Lenders and NationsBank of Texas, N.A., as Administrative Lender dated June 30, 1995.(1)

10.23 First Amendment to Credit Agreement, dated as of September 1, 1995, among Kevco, Inc., the banks listed on the signature pages thereof, and NationsBank of Texas, N.A.(1)

10.24 Second Amendment to Credit Agreement dated as of November 29, 1995, among Kevco, Inc., the banks listed on the signature pages thereof, and NationsBank of Texas, N.A.(1)

10.25 Revolving Credit Note of Kevco, Inc. to NationsBank of Texas, N.A. dated September 1, 1995, in the amount of $14,285,714.28.(1)

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

10.26 Term Loan Note of Kevco, Inc. to NationsBank of Texas, N.A. dated September 1, 1995 in amount of $10,714,285.72.(1)

10.27 Revolving Credit Note of Kevco, Inc. to The Sumitomo Bank, Ltd. dated February 2, 1996 in the amount of $5,714,285.72.(1)

10.28 Term Loan Note of Kevco, Inc. to The Sumitomo Bank, Ltd. dated February 2, 1996 in the amount of $4,285,714.28.(1)

10.29 Paine Webber Standardized 401(K) Profit-Sharing Adoption Agreement (No.
      005) (To be used with Basic Plan Document No. 03 Only) for Kevco, Inc. dated May 24, 1996 and Paine Webber Defined Contribution Plan.(1)

10.30 Promissory Note of Gerald E. Kimmel to Kevco, Inc. dated October 26, 1993 in the amount of $5,000,000.(1)

10.31 Amendment No. 4 to Lease dated December 1, 1977 by and between K & E Leasing and Kevco, Inc. dated October 26, 1993.(1)

10.32 Assignment and Acceptance dated February 2, 1996 between The Daiwa Bank, Limited and The Sumitomo Bank, Ltd., Chicago, Branch.(1)

10.33 Form of Tax Indemnification and Distribution Agreement.(1)

10.34 Form of Promissory Note made by Kevco Texas, Inc. in the amount of $3,733,000 (the Prior S Corporation Earnings Note).(1)

10.35 Form of Promissory Note made by Kevco Texas, Inc. (the Future S Corporation Earnings Note).(1)

10.36 Form of Assignment of $5,000,000 Note made by Kevco, Inc. (n/k/a Kevco Texas, Inc.).(2)

10.37 Form of Adoption Agreement by Kevco, Inc. and Kevco Texas, Inc. (re; 1995 Stock Option Plan and 1996 Stock Option Plan).(1)

10.38 Amendment No. 1 dated September 21, 1988, to Lease Agreement by 1741 Conant Partnership as lessor an Kevco, Inc.(n/k/a Kevco Texas, Inc.).(1)

10.39 Letter Agreement dated June 22, 1982, between Kevco, Inc.(n/k/a Kevco Texas, Inc.) and K & E Land & Leasing. (re; lease rentals).(1)

10.40 Letter Agreement dated October 1,1996 by Kevco, Inc., K & E Land & Leasing, and 1741 Conant Partnership (re; lease rental).(1)

10.41 Form of Parent Pledge Agreement.(1)

EXHIBIT
NUMBER      DESCRIPTION
------      -----------

10.42 Consent and Waiver, dated as October 21, 1996, by and among NationsBank of Texas, N.A., The Sumitomo Bank, Ltd. and Kevco Texas, Inc.(1)

11.1  Computation of Earnings Per Common Share.(2)

27.1  Financial Data Schedule.(2)



(1) Previously filed as an exhibit to the Company's Registration Statement of Form S-1
     (No. 333-11173) and incorporated herein by reference.

(2)  Filed herewith.

(3) No reports on Form 8-K were filed by the Company during the period covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KEVCO, INC.

Date:  December 11, 1996
                                       By:_____________________________________
                                            Jerry E. Kimmel
                                            Chairman of the Board, President
                                            and Chief Executive Officer


Date:  December 11, 1996

                                       By:_____________________________________
                                            Ellis L. McKinley, Jr.
                                            Vice President, Chief Financial
                                            Officer, Treasurer and Director
                                            (Principal Financial Officer)

                                  KEVCO, INC.

                                 EXHIBIT INDEX

EXHIBIT NO.            DESCRIPTION
   11.1          Computation of earnings per common share.
   27.1          Financial Data Schedule.