Form 10-K
period 1996-12-31
KEVCO INC
filed 1997-03-28
CIK 1021706

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___.
                        Commission file number 000-21621

                                  KEVCO, INC.
            (Exact name of registrant as specified in its charter)
                 Texas                                         75-2666013
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)

              Kevco, Inc.
  1300 S. University Drive, Suite 200                             76107
           Fort Worth, Texas                                   (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (817) 332-2758

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE
          Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of each exchange
         Title of Each Class                             on which registered
         -------------------                             -------------------
            Common Stock,                             The Nasdaq National Market
      par value of $.01 per share


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x  No   .
                                               ---    --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock of the Registrant held by non-affiliates of the registrant was $51,435,812 on March 19, 1997, based on the closing price of the registrant's common stock on such date of $17.00 per share, as reported on The Nasdaq National Market.

     As of March 19, 1997, 6,809,500 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to shareholders for the year ended December 31, 1996 are incorporated by reference into Part II of this report, and portions of the proxy statement for the annual meeting of shareholders of the registrant to be held during 1997 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

     Kevco, Inc. ("Kevco" or the "Company," and includes, unless the context otherwise requires, its direct and indirect subsidiaries) is a leading wholesale distributor of building products to the manufactured housing and recreational vehicle (RV) industries. Except as otherwise indicated, information contained herein relating to Kevco is as of December 31, 1996, without giving effect to the acquisitions described below under the heading Recent Acquisitions. Through its 17 distribution centers (excluding wood products facilities), the Company distributes more than 10,000 different inventory items to approximately 278 manufactured home and 148 RV manufacturing facilities throughout the United States. Kevco is one of only a few companies capable of providing national distribution of building products to the manufactured housing and RV industries. In addition, the Company also manufactures wood products for the manufactured housing industry in the southeastern and southwestern United States. From 1992 to 1996, the Company's net sales increased from $61.2 million to $267.3 million, a compound annual growth rate of approximately 45%. Since its founding in 1964, the Company's growth has been fueled by internal growth and acquisitions.

     The Company believes that it provides a cost-effective form of distribution that offers value to both the Company's suppliers and producers of manufactured homes and RVs. Kevco believes that it provides significant benefits to its suppliers by placing large orders at regular intervals, thereby enabling its suppliers to achieve efficient and cost-effective production planning and economies of scale. In addition, Kevco markets and sells its suppliers' products directly to the manufactured housing and RV industries. As a result, the Company believes it reduces its suppliers' inventory carrying, marketing and distribution costs. The Company also provides significant benefits to its customers as a result of its ability to respond on a same day shipment basis to a majority of its customers' orders, thus reducing the amount of inventory they must maintain. Furthermore, Kevco assists its customers in inventory management, product support, training and implementing cost saving measures, all of which are services that the Company believes most building products manufacturers cannot provide in a cost effective manner. The Company believes that the specialized product knowledge and high level of service provided by Kevco personnel result in strong relationships between Kevco and its suppliers and customers.

     The Company primarily distributes a full line of plumbing fixtures and supplies as well as a variety of other building products, including insulation, roof shingles, patio doors, aluminum and wood windows, vinyl siding, fireplaces and electrical products. The Company distributes products of several nationally recognized manufacturers, including Eljer, Crane Plumbing, Coastal(R) and Nibco(R) plumbing products, State Industries water heaters, Owens-Corning Fiberglas(R) insulation and shingles, Delta(R), Moen(R) and Phoenix(R) faucets, CertainTeed(R) vinyl siding and Capri bath products. The Company's wood products subsidiaries manufacture roof trusses and lumber cut to customer specifications. In 1996, approximately 54% of the Company's net sales were derived from plumbing products, 20% from wood products and 26% from other building products.

     On November 6, 1996, the Company consummated its initial public offering of 2,100,000 shares (and an additional 315,000 shares in connection with the exercise of the underwriter over-allotment option on December 3, 1996) of the common stock, par value $.01 per share, of the Company.

     Jerry E. Kimmel, the Company's Chairman of the Board, President and Chief Executive Officer, has over 35 years of experience in the industry. The other members of Kevco's senior management have an average of more than 10 years of experience in the industry.

RECENT ACQUISITIONS

     On February 27, 1997, the Company consummated the acquisition of substantially all of the assets, and assumed certain liabilities, of Consolidated Forest Products, L.L.C. ("Consolidated"), an Alabama limited liability company (a manufacturer of wood products for the manufactured housing industry) in exchange for approximately

$13 million in cash and two promissory notes in the aggregate original principal amount of approximately $1.0 million, with such aggregate original principal amount subject to potential post-closing downward adjustments. On February 28, 1997, the Company consummated the acquisition of all of the outstanding stock of Bowen Supply, Inc. ("Bowen"), a Georgia corporation (a wholesale distributor of building products to the manufactured housing and RV industries) in exchange for approximately $18 million in cash and three promissory notes in the aggregate original principal amount of $2.5 million, with such aggregate original principal amount being subject to potential post-closing adjustments.

INDUSTRY

     For the year ended December 31, 1996, approximately 88% of the Company's net sales were to producers of manufactured homes. A manufactured home is a complete single-family residence that is built in a factory and transported to a site. Manufactured homes offer most of the amenities of, and are generally built with the same materials as, site-built homes.

     Manufactured housing has historically served as one of the most affordable alternatives for the home buyer. According to the U.S. Department of Commerce, in 1995 the average cost per square foot was $23.95 for a single-section manufactured home and $28.96 for a multi-section manufactured home, as compared to an average cost of $60.55 per square foot for a site-built home, each excluding land costs. In 1995, reported sales of new manufactured homes totaled approximately $12.3 billion (at retail). Approximately 340,000 manufactured homes were reported as shipped in 1995 (which would represent approximately 33.7% of all new single family homes sold in 1995). Reported shipments of new manufactured homes experienced compound annual growth of approximately 18.8% for the four years ended December 31, 1995.

     The Company believes steady employment growth, reduced inventories of repossessed homes, greater availability of retail financing for the home buyer and enhanced quality of manufactured homes have contributed to improved industry conditions. Although the manufactured housing industry has experienced significant growth over the past four years, the industry is cyclical and is affected by many of the same factors that influence the housing industry generally, including inflation, interest rates, availability of financing, regional economic and demographic conditions and consumer confidence levels, as well as the affordability and availability of alternative housing, such as apartments, condominiums and conventional, site-built homes.

     The ten highest volume producers of manufactured homes in 1995 reportedly accounted for approximately 66.4% of total manufactured home shipments in that year. Management believes that only a few distributors are capable of distributing a broad line of building products to meet the needs of these manufacturers on a national basis.

     For the year ended December 31, 1996, approximately 10% of the Company's net sales were to producers of RVs. RVs are motorized and non-motorized vehicles that provide comfortable, self-contained living facilities for short periods of time, but are not generally designed for permanent living. RV shipments to retailers reportedly totaled approximately $12.1 billion (at retail) in 1995. Although reported RV shipments declined approximately 8.4% in 1995, the RV industry has experienced compound annual growth in reported shipments of approximately 12.8% since 1991. Historically, demand for RVs has been influenced by a number of factors, including the availability and terms of financing to dealers and retail purchasers, the abundance of motor vehicle fuels and fuel prices, as well as general economic conditions.

BUSINESS STRATEGY

     Kevco's primary objective is to become the leading national distributor of building products to the manufactured housing and RV industries. The Company intends to continue to pursue this objective through a combination of internal growth and selective acquisitions. To achieve its objective, the Company has adopted a strategy based on the following key elements:

     Provide Superior Customer Service. The Company believes its success is primarily attributable to its emphasis on customer service and that providing a high level of customer service leads to long-term relationships with customers. The Company's operating philosophy is based on a commitment to Total Quality Management, which emphasizes at every level an awareness of, and accountability for, customer needs and effective communication both internally and externally. Consistent with this commitment, the Company strives to achieve maximum responsiveness to customer orders and to assist its customers in controlling costs, improving their materials resource planning and facilitating their just-in-time inventory procurement needs. The Company's sales representatives, who have an average of approximately nine years of experience with the Company, play an important role in training customers in the proper installation of products and assisting in their inventory management.

     Leverage National Distribution Network. Kevco will continue to use its national distribution network as a platform for growth and profitability. The Company believes that its national distribution network has allowed it to develop close relationships with leading product manufacturers and to become the exclusive supplier of certain product lines to the manufactured housing and RV industries. The following manufacturers have represented to the Company that the Company is the exclusive supplier of certain products to the manufactured housing industry on a nationwide basis, including the indicated products: (i) State Industries water heaters (except in the state of Wisconsin), (ii) Phoenix Products, Inc. faucets and (iii) Elkay Manufacturing Company stainless steel sinks. In addition, the Company believes that its national presence provides it with a significant competitive advantage due to its ability to service effectively the building products needs of its customers' manufacturing facilities, several of which are located in remote, rural areas. This capability has led to several national customer accounts. As one of the leading national distributors of building products in the United States to the manufactured housing and RV industries, the Company has substantial purchasing power and is able to realize economies of scale.

     Increase Customer Penetration and Product Offerings. Kevco supplies over 90% of all manufactured housing plants in the United States with one or more product lines. This established customer base provides the Company with a significant opportunity to supply a greater portion of its customers' building products needs as the customers seek to reduce the number of their suppliers. The Company also intends to add new product lines through internal growth and acquisitions. With its existing national distribution infrastructure, the Company believes that additional product lines can be offered to customers without significant additional cost.

     Geographically Expand Wood Products Business. The Company intends to expand its wood products business primarily by increasing the number of its wood products manufacturing facilities. The Company manufactures wood products, primarily roof trusses, and distributes cut lumber in three (five, after giving effect to the acquisition of Consolidated) locations in the southeastern and southwestern United States. This segment of the wood products industry is highly fragmented, and the Company believes there are significant opportunities to grow this business internally and through acquisitions.

     Pursue Vertical Integration Opportunities. The Company intends to selectively explore the acquisition of manufacturers of building products. By manufacturing its own products, the Company will seek to achieve greater profitability from its sales, while obtaining direct control over product availability and quality.

SUPPLIER/CUSTOMER RELATIONSHIPS

     Kevco acts with its suppliers and customers to provide value-added services in the distribution of manufactured home and RV building products by managing inventories, providing product support and training, introducing cost saving measures and providing a marketing and distribution network with warehousing capabilities. The Company believes that the specialized product knowledge and high level of service provided by Kevco personnel results in strong ties between Kevco and its customers and suppliers.

     Inventory Management. Kevco's customers generally attempt to minimize inventories and to maximize the use of their facilities for the assembly of manufactured homes and RVs. For this reason, Kevco actively manages customers' inventories of products supplied by Kevco. Kevco sales representatives generally visit customers' plants weekly to count inventories, review production schedules, prepare purchase orders and schedule deliveries in order to achieve the Company's goal of being a just-in-time supplier. In addition, because of their detailed awareness of existing building codes for manufactured homes and RVs, Kevco's sales representatives are able to assist customers in planning for, and maintaining product inventories in accordance with, building code changes.

     Product Support and Training. At their weekly visits, sales representatives also take the opportunity to resolve product problems and train customer employees in the proper installation of products. Kevco has found that its willingness and availability to solve product problems has resulted in its customers first turning to Company representatives, rather than Kevco's suppliers, when they have problems with or questions about products. This benefits both Kevco's customers and suppliers in that Kevco provides customer support that the supplier might otherwise have to provide in order to achieve the same level of customer satisfaction, and Kevco's customers receive support from individuals with expertise in serving the manufactured housing and RV industries. Kevco has also found that its customers benefit from the training given by sales representatives in the proper installation of products, since Kevco's sales representatives generally have significant expertise in the installation and service of the products they sell. Sales representatives also take the opportunity during their weekly visits to promote other Kevco products, thus educating customers as to additional products the customers can purchase from Kevco and receive similar product support.

     Cost Saving Measures. Kevco's sales force also works with the Company's customers and suppliers in suggesting and implementing cost saving measures. Kevco actively works to find ways for producers of manufactured homes or RVs to reduce the number of stock-keeping units ("SKUs") they use in production in order to further reduce their inventories. In its wood products operations, Kevco also builds steel forms to its customers' specifications to ensure the dimensional tolerances of the roof trusses it manufactures, as strict adherence to design specifications translates into reduced manufacturing costs for Kevco's customers.

     Marketing/Distribution Network. Kevco believes that its suppliers also benefit by utilizing Kevco's extensive marketing and distribution network. The Company also believes that it is generally not cost effective for its suppliers to provide the same level of service and delivery responsiveness as Kevco to producers of manufactured homes and RVs.

TOTAL QUALITY MANAGEMENT

     Kevco is committed to maintaining Total Quality Management throughout its operations. The key elements of this operating philosophy are (i) to increase customer satisfaction by seeking to meet or exceed all customer requirements and ensuring that all associates are "customer focused," which the Company believes results in Kevco becoming the supplier of choice, (ii) to create the mindset and awareness within all of its associates that each is responsible and accountable for the results of Kevco's operations and (iii) to work with Kevco's suppliers and customers to create an environment where all are working together to improve the value of the products supplied to the manufactured home or RV consumer. The Company's executive office and profit centers hold weekly Total Quality Management meetings attended by all employees. The meetings focus on training and on reaffirming Kevco's mission, quality and value statements in order to achieve the goal of being the distributor, customer and employer of choice. An integral part of the entire quality process is creating a culture where communication can flourish among all internal and external parties, including associates, customers and suppliers.

PRODUCTS

     Kevco distributes more than 10,000 SKUs manufactured by more than 490 companies. The following is a brief description of the products the Company distributes:

     Plumbing Products. Kevco distributes a wide variety of plumbing fixtures and supplies including tubs, toilets, faucets, ABS pipe, connectors and fittings. Kevco supplies substantially everything necessary to carry water into and out of a manufactured home or RV. Principal brands of plumbing products include Eljer, Crane Plumbing, Coastal(R) and Nibco(R) plumbing products, Delta(R), Moen(R) and Phoenix(R) faucets and Capri bath products.

     Wood Products. At its three (five, after giving effect to the acquisition of Consolidated) manufacturing facilities, Kevco manufactures roof trusses and lumber cut to customer specifications for use in manufactured homes. Roof trusses are rectangular or triangular structures that form the principal roof support for a manufactured home. Kevco also distributes plywood and mill direct lumber.

     Other Building Products. Kevco distributes other building products, including insulation, roof shingles, patio doors, aluminum and wood windows, vinyl siding, fireplaces, kitchen cabinetry, aluminum siding, water heaters (under an exclusive arrangement with State Industries) and electrical products (including load-centers, circuit breakers and copper wire). Principal brands of building products include Owens-Corning Fiberglas(R) insulation and shingles, CertainTeed(R) vinyl siding, Alcoa vinyl and aluminum siding, and Merillat kitchen cabinets.

SALES AND MARKETING

     Kevco's marketing programs center on fostering strong customer relationships and providing superior customer service. Kevco believes its competitive advantage lies in its breadth of product offerings and the knowledge and expertise of its sales representatives, and its just-in-time delivery capabilities, regular calling program, dedication to Total Quality Management and competitive pricing.

     As of December 31, 1996, Kevco marketed its products through 70 direct sales representatives consisting of 59 Kevco sales representatives and 11 Sunbelt Wood Components, Inc. ("Sunbelt") sales representatives. Because of the specific nature of the wood products business, these sales forces generally work independently. Each sales representative works within an assigned sales territory associated with one of the Company's 17 distribution centers (23 after giving effect to the acquisition of Bowen) or three (five, after giving effect to the acquisition of Consolidated) manufacturing facilities and is actively supported by a manager at such distribution center or facility. To certain producers of manufactured homes and RVs, Kevco is the sole provider of certain core product lines on a national basis. National accounts are supported by a profit center manager and by the Company's management. Each potential customer within a distribution center's geographic reach is regularly contacted by a sales representative, usually at the purchasing manager level.

     Sales representatives, consisting of salespersons and sales managers, are all Kevco employees and are generally compensated on a salary and incentive based compensation arrangement. The incentive portion of the salespersons' compensation is based on a percentage of the profits of the sales region "profit center" in which that salesperson operates. The incentive portion of the sales manager's compensation is determined by a variety of factors, which include the profit center's sales and return on assets and investments as well as a discretionary element.

     Kevco maintains active customer relationships with approximately 278 manufactured home production plants and approximately 148 RV production plants in the 33 states that have manufactured home or RV production plants. The Company's two largest customers, Champion Enterprises, Inc. and Fleetwood Enterprises, Inc., accounted for approximately 16% and 14%, respectively, of Kevco's net sales in 1996. Although the Company has ongoing supply relationships with these customers, it does not have a formal supply contract with these customers or most of its other customers. The Company's business could be adversely affected if these customers, or other major customers, substantially reduced or discontinued purchases from the Company. Further, the Company can give no assurance that its sales to such customers will continue at historical levels. The Company believes that it has good relationships with each of its manufactured home and RV customers.

DISTRIBUTION

     Kevco distributes products through 17 distribution centers (23 after giving effect to the acquisition of Bowen and 28 after including wood products manufacturing/distributing facilities, including those acquired as a result of the acquisition of Consolidated). Sixteen (22 after giving effect to the acquisition of Bowen) of the Company's distribution centers distribute primarily plumbing products and, to varying extents, other building products. One distribution center, the Company's IDC Limited division in Elkhart, Indiana, distributes only non-plumbing building products. Kevco intends to use the supplier relationships and product knowledge developed by its IDC Limited division to broaden the product lines carried by its other distribution centers. The Company's facilities are strategically located near its customers' manufacturing plants in order to provide prompt delivery and responsive customer service. In most cases, the Company's desired service area is within a 250-mile radius of each distribution center. The Company generally uses a decentralized management structure that emphasizes individual distribution center profit-and-loss responsibility. A distribution center is typically comprised of warehouse and receiving space, secure outdoor holding space and office space. Local sales efforts are coordinated and supported at the distribution centers. The remaining distribution center activities relate to receiving, storing and delivering products.

     All distribution centers (other than those recently acquired in connection with the acquisition of Bowen) are equipped with real-time management information systems that allow the distribution centers to control and monitor inventory levels, perform invoicing and order entry, and establish delivery schedules and routes. Corporate management also uses the Company's information system to monitor sales, inventory and profitability by distribution center. By utilizing its computerized inventory management system, the Company is able to accurately predict inventory turns and minimize inventory levels. Each morning, management is supplied with detailed accounts receivable aging and inventory status reports from each distribution center. The Company is currently implementing an improved management information system with a particular focus on inventory management, which will allow managers to create customized, Windows-based reports and to obtain faster access to detailed inventory data. The Company anticipates that the upgrade will be completed within the next two years.

     Inventories are kept on the perpetual method, with daily physical counts of at least five items in each warehouse. A complete physical inventory count is performed twice a year. For book and tax purposes, the Company records purchased inventories under the LIFO method.

     In most cases, the Company warehouses products before distributing them to customers. Kevco delivers the products it sells either by Company truck or common carrier. Delivery is a key component of Kevco's dedication to customer service and is a competitive requirement. In some instances, suppliers will "drop ship" products directly to Kevco's customers, with Kevco retaining responsibility for selling, billing and collection. Also, under certain arrangements, the Company receives fees for warehousing, delivering, selling or other services without taking title to the products. Kevco records such fees as commission income.

PURCHASING AND SUPPLIERS

     Kevco obtains its products from more than 490 different manufacturers. As a distributor, Kevco plays a valued role in linking product manufacturers with customers and provides the level of customer service and just-in-time delivery its customers require. Kevco's position in the marketplace and financial condition have enabled it to take advantage of volume discounts, product promotions and other buying opportunities from suppliers, which allow the Company to market a wide variety of products to its customers at attractive prices.

     The Company generally sells products from manufacturers on a non-exclusive basis without geographical restrictions. In certain limited instances, a supplier will grant Kevco the exclusive right to market its products in the manufactured housing or RV industries. Management believes that its national distribution capability will allow the Company to increase the number of products it distributes on a national and/or exclusive basis.

     The Company generally negotiates the price and other purchase terms with its vendors on a company-wide or regional basis. Payment, discount and volume purchase programs are negotiated directly by the Company with its major suppliers, with a significant portion of the Company's purchases made from suppliers offering these programs. Distribution center managers are responsible for inventory selection and ordering on terms negotiated centrally, so that the Company remains responsive to local market demand. Distribution center managers are also responsible for inventory management.

     Kevco continuously seeks to expand the variety of products it sells. While the loss of a major supplier could have a material adverse effect on the Company's business, the Company believes alternative suppliers for similar products in each of its product lines are available. The Company believes its relations with all of its suppliers are good.

     The Company has established a Supplier Certification Program, in which the Company identifies the performance level of a supplier to Kevco and benchmarks such performance on a regular basis. Such benchmarking criteria include minimum order fill rates and other factors.

MANUFACTURING

     Kevco, through its Sunbelt and Consolidated Forest Products, Inc. subsidiaries, also manufactures wood products for distribution principally to producers of manufactured homes. Kevco's wood products include roof trusses and lumber cut to customer specifications for structural support within the manufactured home unit. Each of the Company's roof trusses are built to meet the customer's specific requirements.

     Kevco utilizes automated saws to reduce the cutting time needed to process raw wood, and fabricates steel forms based on customer specifications in order to ensure the dimensional tolerances of its roof trusses. The quality and structural strength of roof trusses are monitored closely by manufactured home producers. Wind zone construction standards require that roof trusses sold for use in certain regions meet increased strength benchmarks. Roof trusses that meet exacting specifications can reduce customer installation costs. The Company believes that its ability to produce roof trusses of consistent quality that adhere to customer specifications provides a competitive advantage.

     The Company's wood products customers include producers of manufactured homes as well as contract, "cut-to-order" customers outside of the manufactured housing industry. Substantially all of Kevco's wood product sales are to manufactured home producers. Kevco's wood products are sold through 11 sales representatives who are technically trained in lumber and roof truss applications. Kevco has roof truss manufacturing facilities in Spruce Pine, Alabama, Ashburn, Georgia, and Waco, Texas (and after giving effect to the acquisition of Consolidated, Haleyville, Alabama and Baxter, Tennessee).

WARRANTY AND RETURNS

     Kevco's customers generally rely on the warranties issued by the manufacturer of the products sold by the Company. Kevco generally provides a one year limited warranty on the products it sells, which warranty covers the product and service calls. The Company's warranty on the product itself is generally not utilized because the product manufacturer provides a more comprehensive warranty. The Company's warranty expense in 1996 was negligible. Kevco also has an informal, unwritten return policy under which, for one year following sale, Kevco will generally accept the nonwarranty return of unused products, after inspection by Kevco personnel, for a 20% restocking charge.

     In the event a manufactured home experiences a failure of a roof truss manufactured by the Company, the Company will inspect the home to determine whether there is a covered defect in the roof truss. If a covered defect is discovered, the Company generally pays to replace the roof truss and the roof. The Company has only had one such claim in the past three years.

COMPETITION

     The building products wholesale distribution industry is highly competitive. Numerous companies, both public and private, are in direct competition with the Company and many of those competitors have longer operating histories and greater financial and other resources than the Company. The Company believes its prices, wide array of products and ability to deliver on short notice are competitive.

     The Company believes that its business strategy has permitted it to compete effectively in its marketing areas. While price is an important competitive factor in the Company's business, the Company believes that its sales are principally dependent upon its service, technical expertise, reputation and experience. The Company's principal competitive strengths include (i) quality assurance, service and installation support, (ii) a wide array of products and product availability due to the Company's ability to attract major product manufacturers and (iii) the prompt and reliable delivery of products to customers.

     Certain product manufacturers sell and distribute their products directly to producers of manufactured homes and RVs. However, the Company believes that, for most product manufacturers, providing the same level of service and offering the same delivery responsiveness as Kevco is not cost-effective.

EMPLOYEES

     As of December 31, 1996, the Company employed 625 persons. The Company is a party to one collective bargaining agreement, which covered, as of December 31, 1996, 11 employees at one of the Company's facilities in Elkhart, Indiana. The Company has not experienced any work stoppages as a result of labor disputes and the Company considers its employee relations to be good.

REGULATION

     The Company's suppliers and customers are subject to a variety of federal, state and local laws and regulations. The National Manufactured Housing Construction and Safety Standards Act of 1974 and regulations promulgated thereunder by HUD impose comprehensive national construction standards for manufactured homes and preempt conflicting state and local regulations. HUD has adopted regulations that divide the United States into three "Wind Zones" and impose more stringent construction standards for homes to be sold in areas designated as Wind Zones II or Ill. These regulations have resulted in higher manufacturing and dealer costs. The Company cannot predict if additional regulations will be adopted or the effect any such regulations would have on the Company. To the extent regulations make manufactured housing less competitive with other housing alternatives, the Company's operations could be negatively impacted.

EXECUTIVE OFFICERS

Name                       Age   Position
----                       ---   --------

Jerry E. Kimmel.........   59    Chairman of the Board, President and
                                  Chief Executive Officer

Clyde A. Reed, Jr.......   61    Executive Vice President, Chief Operating
                                  Officer and Director

Ellis L. McKinley, Jr...   45    Vice President, Chief Financial Officer,
                                  Treasurer and Director

Richard S. Tucker.......   53    Secretary and Director

C. Lee Denham...........   48    Vice President, Sunbelt

     Jerry E. Kimmel is a founder of the Company and has spent his entire career in this industry. Mr. Kimmel has served as President of Kevco since 1978 and has served as Chairman of the Board and Chief Executive Officer of the Company since 1993. In 1992, Mr. Kimmel was inducted into the MH/RV Hall of Fame. Mr. Kimmel served as the Chairman of the Board of Governors of the Manufactured Housing Institute ("MHI"), a leading manufactured housing trade group, in 1983 and 1984, and has served in various other MHI board capacities.

     Clyde A. Reed joined the Company in 1965 and has served as Executive Vice President since 1986 and Chief Operating Officer since 1991. From 1978 to 1986, Mr. Reed served as Vice President of the Company. Mr. Reed has served as a director of the Company since November 1996.

     Ellis L. McKinley, Jr. joined the Company in 1995, has served as Vice President and Chief Financial Officer since such time and has served as a director and Treasurer of the Company since November 1996. From 1994 to 1995, Mr. McKinley was Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Renters Choice, Inc. From 1976 until 1994, Mr. McKinley was employed with Grant Thornton, a public accounting firm in Dallas, Texas, where he served as an audit partner from 1987 through 1994. Mr. McKinley received his B.B.A. in Accounting from the University of Texas in 1976.

     Richard S. Tucker served as a director of the Company since 1976, as an assistant secretary of the Company since 1988 and as the Secretary of the Company since November 1996. Since 1995, Mr. Tucker has been a partner in the law firm of Jackson & Walker, L.L.P., the Company's outside legal counsel. From 1984 to 1995, Mr. Tucker was a member of the law firm of Simon, Anisman, Doby, & Wilson, a Professional Corporation, located in Fort Worth, Texas. Mr. Tucker received his B.B.A. in Accounting from the University of Texas in 1966 and his J.D. from Southern Methodist University School of Law in 1969.

     C. Lee Denham has served as President of Kevco's Sunbelt subsidiary since November 1996 and as Vice President of the Sunbelt Wood Components division of Kevco from 1995 to November 1996. Mr. Denham was division manager of Sunbelt Wood Components from 1991 to 1995. From 1981 to 1991, Mr. Denham was President of Sunbelt Wood Components. From 1970 until founding Sunbelt Wood Components in 1981, Mr. Denham was employed by Universal Forest Products, Inc. Mr. Denham received his B.B.A. in Marketing from the University of Georgia in 1970.


                  FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     This report contains forward-looking statements that involve risks and uncertainties. Actual results could differ from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report.


COMPETITION

     The wholesale distribution industry relating to producers of manufactured homes and RVs is highly competitive, and the barriers to entry are relatively low. Competition exists in terms of price, product quality and features, service, warranty terms and distribution facility location. The manufactured roof truss industry is also highly competitive. There are numerous companies, both public and private, that are in direct competition with the Company, and many of these competitors have been operating longer and have substantially greater financial and other resources than the Company. A downturn in the manufactured housing or RV industries could result in increased competition adversely affecting the Company's results of operations or financial condition. In addition, there are certain product manufacturers that sell and distribute their products directly to manufactured home and RV producers. There can be no assurance that additional manufacturers of products distributed by the Company will not elect to sell and distribute directly in the future. No assurance can be given that the Company will be able to compete effectively in the future.


CYCLICAL NATURE AND SEASONALITY OF THE MANUFACTURED HOUSING AND RV MARKETS

     Approximately 88% of the Company's net sales for the year ended December 31, 1996, were to producers of manufactured homes. The manufactured housing market historically has been cyclical and is influenced by many of the same national and regional economic and demographic factors that affect the broader housing market, including consumer confidence, interest rates, availability and terms of financing, regional population and employment trends, availability and cost of alternative housing and general economic conditions, including recessions. The RV market has also historically been cyclical and is also influenced by factors such as interest rates, availability and terms of financing and general economic conditions, as well as gasoline prices. The Company may be adversely affected by these factors. The Company's operating results for the past few years do not reflect the seasonality that historically has been seen in the manufactured housing and RV industries.


GROWTH THROUGH ACQUISITIONS

     Part of the Company's business strategy is to grow through strategic acquisitions. There can be no assurance that Kevco will be able to identify attractive or willing acquisition candidates or that it will be able to successfully integrate the operations of any companies it acquires. In addition, there can be no assurance that such acquired companies would perform in accordance with management's expectations or that the Company would not encounter unanticipated problems or liabilities. Also, if Kevco does not have sufficient cash resources for any acquisition, its growth could be limited. There can be no assurance that Kevco will be able to obtain adequate financing for any acquisition or that, if available, such financing will be on terms acceptable to Kevco. The Company's credit facilities require the consent of the Company's lenders prior to the consummation of any acquisition. There can be no assurance such consents will be granted any time they are required or that Kevco will be able to successfully implement its acquisition strategy.


DEPENDENCE ON KEY PERSONNEL

     The success of the Company is dependent upon the continued services of the Company's senior management, particularly its Chairman of the Board, President and Chief Executive Officer, Jerry E. Kimmel. The loss of the services of Mr. Kimmel could have a material adverse effect on the Company and its business. In addition, the Company's success and continued growth will depend upon its ability to attract and retain experienced, quality management personnel.


ITEM 2.   PROPERTIES

FACILITIES

     The following table sets forth certain information with respect to the Company's distribution facilities and roof truss manufacturing facilities, all but eight of which are leased. The Company also leases its executive offices of approximately 9,200 square feet in Fort Worth, Texas and the location that formed the executive offices of Bowen, of approximately 5,500 square feet, in Americus, Georgia. Substantially all of the Company's assets, including its owned facilities and its leasehold interests, are encumbered by liens granted under security agreements in favor of the Company's lenders under the Company's term loan and revolving credit facility.

LOCATION                           APPROXIMATE
--------                           SQUARE FEET        FUNCTION
                                   -----------     --------------
Alabama
  Bear Creek*(2)..............         50,000       Distribution
  Haleyville..................         86,000       Distribution
  Haleyville*(3)(4)...........        146,000      Manufacturing
  Spruce Pine*(1).............         54,000      Manufacturing

Arizona
  Phoenix.....................         70,000       Distribution

California
  San Bernardino..............         42,000       Distribution
  Woodland....................         18,000       Distribution

Colorado
  Fort Morgan.................         13,000       Distribution

Florida
  Bartow(2)(5)................         40,000       Distribution
  Ocala*......................         50,000       Distribution

Georgia
  Ashburn*(1).................        100,000      Manufacturing
  Cordele*....................         60,000       Distribution
  Douglas(2)..................         72,000       Distribution

Idaho
  Caldwell....................         15,000       Distribution

Indiana
  Elkhart.....................         61,000       Distribution
  Elkhart.....................         90,000       Distribution
  Elkhart(2)..................         35,000       Distribution

Kansas
  Newton......................         38,000       Distribution

Minnesota
  Round Lake..................         11,000       Distribution

North Carolina
  Albemarle...................         63,000       Distribution
  Richfield*(2)...............         50,000       Distribution

Oregon
  Tigard......................         23,000       Distribution

Pennsylvania
  Leola.......................         26,000       Distribution

Tennessee
  Baxter(3)...................         55,000      Manufacturing
  Cookeville..................         30,000       Distribution

Texas
  Hillsboro*(2)...............         42,000       Distribution
  Waco........................         90,000       Distribution
  Waco(1).....................        135,000      Manufacturing

------------------------
*   Company owned facility.
(1) Sunbelt facility.
(2) Acquired as a result of the acquisition of Bowen.
(3) Acquired as a result of the acquisition of Consolidated.
(4) In addition, the Company, through its Consolidated Forest Products, Inc. subsidiary, leases two additional locations for lumber storage, which locations are in Haleyville and Phil Campbell, Alabama.
(5) A portion of such location is subleased to a 90% owned subsidiary of Kevco Delaware, Inc., which is a wholly owned subsidiary of the Company.

     In 1995, the Company purchased an aircraft for approximately $2 million in cash to facilitate management visits to the Company's various manufacturing and distribution locations and its customers. The Company carries aircraft insurance (in the indicated amounts) for bodily injury and property damage ($100 million each occurrence), medical expenses ($10,000 per person), and hull damage ($2 million). The Company has a strict policy limiting the use of the aircraft for business purposes only, with limited exceptions as permitted by the regulations promulgated under the Internal Revenue Code.

ITEM 3.   LEGAL PROCEEDINGS.

LITIGATION

     The Company is, and may be in the future, party to litigation arising in the course of its business. While the Company has no reason to believe that any pending claims are material, there can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities arising out of such claims or that any such claims will be covered by the Company's insurance. Any material claim that is not covered by insurance may have an adverse effect on the Company's business. Claims against the Company, regardless of their merit or outcome, may also have an adverse effect on the Company's reputation and business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to a vote of securityholders following the consummation of the Company's initial public offering on November 6, 1996, through the remainder of the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been traded on The Nasdaq National Market under the symbol "KVCO" since November 1, 1996. The high and low sales prices for the Common Stock for the balance of the fourth quarter of 1996 following the Company's initial public offering is set forth below.


        Fiscal year ended December 31, 1996               High    Low
                                                         ------  ------
             4th Quarter (beginning November 1, 1996)    $14.75  $12.00


     On March 19, 1997, the last reported sale price of the Common Stock on The Nasdaq National Market was $17.00 and as of such date there were approximately 23 shareholders of record of the Common Stock and approximately 1,240 beneficial owners. The Company's transfer agent is ChaseMellon Shareholder Services, L.L.C.

     Prior to the consummation of the Company's initial public offering, the Company's business was operated through an S corporation under Subchapter S of the Internal Revenue Code and the Company made distributions to its shareholders in amounts equal to at least the shareholders' tax liabilities attributable to the Company's earnings. Following the Company's initial public offering, the Company has not declared any dividends and the Company's present plan is to retain earnings for the foreseeable future for use in the Company's business and the financing of its growth.

     Immediately prior to the consummation of the Company's initial public offering, the Company issued 4,394,500 shares of Common Stock in a one-for-one share exchange for shares of what is now Kevco Delaware, Inc., one of the Company's operating companies, for the purpose of making Kevco, Inc. the holding company to such operating company. Such transaction was effected without registration in reliance upon Section 4(2) under the Securities Act of 1933, as amended.


ITEM 6.   SELECTED FINANCIAL DATA.


     The selected financial information required by this item is included in the Company's 1996 Annual Report to Shareholders (the "1996 Annual Report") under the heading "Selected Consolidated Financial Data." Such information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The information required by this item is included in the 1996 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operation." Such information is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     The financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K, or are included in the Company's 1996 Annual Report and are incorporated herein by reference, as indicated in the following Index to Financial Statements.


INDEX TO FINANCIAL STATEMENTS AND
---------------------------------                              1996          ANNUAL REPORT
FINANCIAL STATEMENT SCHEDULES                           ANNUAL REPORT PAGE  ON FORM 10-K PAGE
-----------------------------                           ------------------  -----------------
  Report of Independent Accountants
          (Coopers & Lybrand L.L.P.)...................              28              -
  Independent Auditors Report
          (Rylander, Clay & Opitz, L.L.P.).............               -             16
  Consolidated Balance Sheets at
          December 31, 1996 and 1995...................              16              -
  Consolidated Statements of Income for the Years
          Ended December 31, 1996, 1995 and 1994.......              17              -
  Consolidated Statements of Stockholders' Equity for
          the Years Ended December 31, 1996, 1995
          and 1994.....................................              18              -
  Consolidated Statements of Cash Flows for the
           Years Ended December 31, 1996, 1995 and
           1994........................................              19              -
  Notes to Consolidated Financial Statements...........              20              -

     All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                         INDEPENDENT AUDITOR'S REPORT



To the Stockholders and Board of Directors
Kevco, Inc.
Fort Worth, Texas


We have audited the balance sheet of Kevco, Inc. (an S-Corporation) as of December 31, 1994, and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kevco, Inc. as of December 31, 1994, and the results of its operations and its cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



/s/ RYLANDER, CLAY & OPITZ, L.L.P

Fort Worth, Texas
March 24, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     On July 14, 1995, the Company changed its independent auditors as previously reported in the Company's registration statement on Form S-1 (333-11173), which change did not involve any disagreement or any event described in
Item 304(a)(1)(v) of Regulation S-K.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The information concerning the directors of the Company is set forth in the proxy statement to be delivered to shareholders in connection with the Company's annual meeting of shareholders to be held in 1997 (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this report, which information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION


     The information concerning executive compensation is set forth in the Proxy Statement under the heading "Management Compensation," which information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Shareholders and Management Ownership," which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information concerning relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions" or under the heading "Compensation Committee Interlocks and Insider Participation" which information is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          (1)  Financial Statements:

               The financial statements filed as a part of this report are listed in the "Index to Financial Statements and Financial Statement Schedules" at Item 8.

          (2)  Financial Statement Schedules:

               The financial statement schedules filed as a part of this report are listed in the "Index to Financial Statements and Financial Statement Schedules" at Item 8.

          (3)  Exhibits:

               The exhibits filed as a part of this report are listed under "Exhibits" at subsection (c) of this Item 14.

     (b)  Reports of Form 8-K:

          No report on Form 8-K was filed on behalf of the Company during the last quarter of the period covered by this report.

     (c)  Exhibits:

   EXHIBIT
   NUMBER                                      DESCRIPTION
  --------                                     -----------

     2.1     -   Merger Agreement, dated June 6, 1995 by and among Kevco, Inc.
                 and Service Supply Systems, Inc., joined by a wholly-owned subsidiary of Kevco, Inc.(1)

     2.2     -   Form of Plan and Agreement of Merger (between Kevco Texas, Inc.
                 and Kevco Delaware, Inc.(1)

     2.3     -   Form of Bill of Sale and General Assignment from Kevco
                 Delaware, Inc., as Assignor, to Sunbelt Wood Components, Inc., as Assignee.(1)

     2.4     -   Form of Assumption Agreement between Kevco Delaware, Inc. and
                 Sunbelt Wood Components, Inc.(1)

     2.5     -   Asset Purchase Agreement by and among Consolidated Forest
                 Products, Inc., Consolidated Forest Products, L.L.C. and the members of Consolidated Forest Products, L.L.C.(2)

     2.6     -   Stock Purchase Agreement by and among Kevco Delaware, Inc. and the shareholders of Bowen Supply, Inc.(2)

     3.1     -   Articles of Incorporation of Kevco, Inc., as amended.(1)

     3.2     -   Bylaws of Kevco, Inc.(1)

     4.1     -   Form of certificate evidencing ownership of the Common Stock of
                 Kevco, Inc.(1)

   EXHIBIT
   NUMBER                                      DESCRIPTION
  --------                                     -----------

   10.23     -   First Amendment to Credit Agreement, dated as of September 1,
                 1995, among Kevco, Inc., the banks listed on the signature pages thereof, and NationsBank of Texas, N.A.(1)

   10.24     -   Second Amendment to Credit Agreement, dated as of November 29,
                 1995, among Kevco, Inc., the banks listed on the signature pages thereof, and NationsBank of Texas, N.A.(1)

   10.25     -   Revolving Credit Note of Kevco, Inc. to NationsBank of Texas,
                 N.A. dated September 1, 1995 in the amount of $14,285,714.28.(1)

   10.26     -   Term Loan Note of Kevco, Inc. to NationsBank of Texas, N.A.
                 dated September 1, 1995 in the amount of $10,714,285.72.(1)

   10.27     -   Revolving Credit Note of Kevco, Inc. to The Sumitomo Bank, Ltd.
                 dated February 2, 1996 in the amount of $5,714,285.72.(1)

   10.28     -   Term Loan Note of Kevco, Inc. to The Sumitomo Bank, Ltd. dated
                 February 2, 1996 in the amount of $4,285,714.28.(1)

   10.29     -   PaineWebber Standardized 401(K) Profit-Sharing Adoption
                 Agreement (No. 005) (To be used with Basic Plan Document No. 03
                 Only) for Kevco, Inc. dated May 24, 1996 and PaineWebber
                 Defined Contribution Plan.(1)

   10.30     -   Promissory Note of Gerald E. Kimmel to Kevco, Inc. dated
                 October 26, 1993 in the amount of $5,000,000.(1)

   10.31     -   Amendment No. 4 to Lease dated December 1, 1977 by and between
                 K&E Land & Leasing and Kevco, Inc. dated October 26, 1993.(1)

   10.32     -   Assignment and Acceptance dated February 2, 1996 between The
                 Daiwa Bank, Limited and The Sumitomo Bank, Ltd., Chicago
                 Branch.(1)

   10.33     -   Form of Tax Indemnification and Distribution Agreement.(1)

   10.34     -   Form of Promissory Note made by Kevco Texas, Inc. in the amount of $3,733,000 (the Prior S Corporation Earnings Note).(1)

   10.35     -   Form of Promissory Note made by Kevco Texas, Inc. (the Future S
                 Corporation Earnings Note).(1)

   10.36     -   Form of Assignment of $5,000,000 Note made by Kevco, Inc.
                 (n/k/a Kevco Delaware, Inc.).(1)

   10.37     -   Form of Adoption Agreement by Kevco, Inc. and Kevco Texas, Inc.
                 (re: 1995 Stock Option Plan and 1996 Stock Option Plan).(1)

   10.38     -   Amendment No. 1 dated September 21, 1988, to Lease Agreement by
                 1741 Conant Partnership as lessor and Kevco, Inc. (n/k/a Kevco
                 Delaware, Inc.).(1)

   10.39     -   Letter Agreement dated June 22, 1982, between Kevco, Inc.
                 (n/k/a Kevco Delaware, Inc.) and K&E Land & Leasing (re: lease rentals).(1)

   10.40     -   Letter Agreement dated October 1, 1996 by Kevco, Inc., K&E Land
                 & Leasing, and 1741 Conant Partnership (re: lease rental).(1)

   10.41     -   Form of Parent Pledge Agreement.(1)

   EXHIBIT
   NUMBER                                      DESCRIPTION
  --------                                     -----------

    10.42    -   Consent and Waiver, dated as of October 21, 1996, by and among
                 NationsBank of Texas, N.A., The Sumitomo Bank, Ltd. and Kevco
                 Texas, Inc.(1)

    13.1     -   Portions of 1996 Annual Report to Shareholders that are
                 incorporated by reference into this Annual Report on Form 10-
                 K.(3)

    21.1     -   Subsidiaries.(3)

    23.1     -   Consent of Coopers & Lybrand L.L.P.(3)

    23.2     -   Consent of Rylander, Clay & Opitz, L.L.P.(3)

    24.1     -   Power of Attorney.(contained on the signature page of this
                 Annual Report on Form 10-K)

    27.1     -   Financial Data Schedule.(3)
________

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-11173) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 27, 1997, and incorporated herein by reference.

(3)  Filed herewith.

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints jointly and severally, Jerry E. Kimmel, Richard S. Tucker and Ellis L. McKinley, Jr., and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

                              S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KEVCO, INC.


Date:  March 28, 1997               By:  /s/ Jerry E. Kimmel
                                       ----------------------------------------
                                             Jerry E. Kimmel,
                                             Chairman, President and
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 28, 1997.


     Signature                            Title
     ---------                            -----

       /s/ Jerry E. Kimmel          Chairman of the Board, President
----------------------------------  and Chief Executive Officer
       Jerry E. Kimmel              (Principal Executive Officer)



       /s/ Clyde A. Reed, Jr.       Executive Vice President
----------------------------------  Chief Operating Officer and Director
       Clyde A. Reed, Jr.



       /s/ Ellis L. McKinley, Jr.   Vice President, Chief Financial Officer,
----------------------------------  and Treasurer (Principal Financial
       Ellis L. McKinley, Jr.       Officer and Principal Accounting Officer)



       /s/ Richard S. Tucker        Secretary and Director
----------------------------------
       Richard S. Tucker



       /s/ Martin C. Bowen          Director
----------------------------------
       Martin C. Bowen



       /s/ Richard Nevins           Director
----------------------------------
       Richard Nevins

                                EXHIBIT INDEX

   EXHIBIT
   NUMBER                                      DESCRIPTION
  --------                                     -----------

     2.1     -   Merger Agreement, dated June 6, 1995 by and among Kevco, Inc.
                 and Service Supply Systems, Inc., joined by a wholly-owned subsidiary of Kevco, Inc.(1)

     2.2     -   Form of Plan and Agreement of Merger (between Kevco Texas, Inc.
                 and Kevco Delaware, Inc.(1)

     2.3     -   Form of Bill of Sale and General Assignment from Kevco
                 Delaware, Inc., as Assignor, to Sunbelt Wood Components, Inc., as Assignee.(1)

     2.4     -   Form of Assumption Agreement between Kevco Delaware, Inc. and
                 Sunbelt Wood Components, Inc.(1)

     2.5     -   Asset Purchase Agreement by and among Consolidated Forest
                 Products, Inc., Consolidated Forest Products, L.L.C. and the members of Consolidated Forest Products, L.L.C.(2)

     2.6     -   Stock Purchase Agreement by and among Kevco Delaware, Inc. and the shareholders of Bowen Supply, Inc.(2)

     3.1     -   Articles of Incorporation of Kevco, Inc., as amended.(1)

     3.2     -   Bylaws of Kevco, Inc.(1)

     4.1     -   Form of certificate evidencing ownership of the Common Stock of
                 Kevco, Inc.(1)

   EXHIBIT
   NUMBER                                      DESCRIPTION
  --------                                     -----------

    10.1     -   Amendment No. 2 to 1995 Stock Option Plan (Amended and Restated
                 1995 Stock Option Plan of Kevco, Inc.) and Supplementary
                 Letter.(1)

    10.2     -   1996 Stock Option Plan of Kevco, Inc., as amended, and
                 Supplementary Letter.(1)

    10.3     -   Form of Amended and Restated Employment Agreement (between
                 Gerald E. Kimmel and Kevco, Inc.), joined therein by Kevco
                 Delaware, Inc. and Sunbelt Wood Components, Inc.(1)

    10.4     -   Employment Agreement between C. Lee Denham and Kevco, Inc.
                 dated June 30, 1995.(1)

    10.5     -   Lease between K & E Land & Leasing and Kevco, Inc. dated
                 December 1, 1977.(1)

    10.6     -   Amendment No. 1 to Lease, by and between K & E Land & Leasing and Kevco, Inc. dated March , 1982.(1)

    10.7     -   Amendment No. 2 to Lease, by and between K & E Land & Leasing and Kevco, Inc. dated May 30, 1983.(1)

    10.8     -   Amendment No. 3 to Lease, by and between K & E Land & Leasing and Kevco, Inc. dated February 1, 1993.(1)

    10.9     -   Lease dated April 1, 1980 between City of Newton, Kansas and K
                 & E Land & Leasing.(1)

    10.10    -   Sublease and Lease Guarantee Agreement dated April 1, 1980 between K & E Land & Leasing and Kevco, Inc.(1)

    10.11    -   Amendment No. 1 to Sublease and Lease Guaranty Agreement by and
                 between K & E Land & Leasing and Kevco, Inc. dated May 30,
                 1983.(1)

    10.12    -   Lease Agreement dated October 12, 1987 between 1741 Conant
                 Partnership & Kevco Inc.(1)

    10.13    -   Equipment Lease Agreement dated January 1, 1991 between K & E
                 Land & Leasing and Kevco, Inc.(1)

    10.14    -   Amendment No. 1 to Equipment Lease Agreement between K & E Land
                 & Leasing and Kevco, Inc. dated February 12, 1993.(1)

    10.15    -   Amendment No. 2 to Equipment Lease Agreement between K & E Land
                 & Leasing and Kevco, Inc. dated October 26, 1993.(1)

    10.16    -   Amendment No. 3 to Equipment Lease Agreement between K & E Land
                 & Leasing and Kevco, Inc. dated May 23, 1994.(1)

    10.17    -   Deferred Compensation Agreement between Kevco, Inc. and Clyde
                 A. Reed, Jr. dated May 24, 1977.(1)

    10.18    -   Amendment No. 1 to Deferred Compensation Agreement dated May ,
                 1980.(1)

    10.19    -   Amendment No. 2 to Deferred Compensation Agreement dated March
                 10, 1992.(1)

    10.20    -   Amended and Restated Health and Accident Plan of Kevco, Inc.(1)

    10.21    -   Investment and Tax Advice Plan of Kevco, Inc.(1)

    10.22    -   Credit Agreement among Kevco, Inc., certain Lenders and
                 NationsBank of Texas, N.A., as Administrative Lender dated June
                 30, 1995.(1)

   EXHIBIT
   NUMBER                                      DESCRIPTION
  --------                                     -----------

   10.23     -   First Amendment to Credit Agreement, dated as of September 1,
                 1995, among Kevco, Inc., the banks listed on the signature pages thereof, and NationsBank of Texas, N.A.(1)

   10.24     -   Second Amendment to Credit Agreement, dated as of November 29,
                 1995, among Kevco, Inc., the banks listed on the signature pages thereof, and NationsBank of Texas, N.A.(1)

   10.25     -   Revolving Credit Note of Kevco, Inc. to NationsBank of Texas,
                 N.A. dated September 1, 1995 in the amount of $14,285,714.28.(1)

   10.26     -   Term Loan Note of Kevco, Inc. to NationsBank of Texas, N.A.
                 dated September 1, 1995 in the amount of $10,714,285.72.(1)

   10.27     -   Revolving Credit Note of Kevco, Inc. to The Sumitomo Bank, Ltd.
                 dated February 2, 1996 in the amount of $5,714,285.72.(1)

   10.28     -   Term Loan Note of Kevco, Inc. to The Sumitomo Bank, Ltd. dated
                 February 2, 1996 in the amount of $4,285,714.28.(1)

   10.29     -   PaineWebber Standardized 401(K) Profit-Sharing Adoption
                 Agreement (No. 005) (To be used with Basic Plan Document No. 03
                 Only) for Kevco, Inc. dated May 24, 1996 and PaineWebber
                 Defined Contribution Plan.(1)

   10.30     -   Promissory Note of Gerald E. Kimmel to Kevco, Inc. dated
                 October 26, 1993 in the amount of $5,000,000.(1)

   10.31     -   Amendment No. 4 to Lease dated December 1, 1977 by and between
                 K&E Land & Leasing and Kevco, Inc. dated October 26, 1993.(1)

   10.32     -   Assignment and Acceptance dated February 2, 1996 between The
                 Daiwa Bank, Limited and The Sumitomo Bank, Ltd., Chicago
                 Branch.(1)

   10.33     -   Form of Tax Indemnification and Distribution Agreement.(1)

   10.34     -   Form of Promissory Note made by Kevco Texas, Inc. in the amount of $3,733,000 (the Prior S Corporation Earnings Note).(1)

   10.35     -   Form of Promissory Note made by Kevco Texas, Inc. (the Future S
                 Corporation Earnings Note).(1)

   10.36     -   Form of Assignment of $5,000,000 Note made by Kevco, Inc.
                 (n/k/a Kevco Delaware, Inc.).(1)

   10.37     -   Form of Adoption Agreement by Kevco, Inc. and Kevco Texas, Inc.
                 (re: 1995 Stock Option Plan and 1996 Stock Option Plan).(1)

   10.38     -   Amendment No. 1 dated September 21, 1988, to Lease Agreement by
                 1741 Conant Partnership as lessor and Kevco, Inc. (n/k/a Kevco
                 Delaware, Inc.).(1)

   10.39     -   Letter Agreement dated June 22, 1982, between Kevco, Inc.
                 (n/k/a Kevco Delaware, Inc.) and K&E Land & Leasing (re: lease rentals).(1)

   10.40     -   Letter Agreement dated October 1, 1996 by Kevco, Inc., K&E Land
                 & Leasing, and 1741 Conant Partnership (re: lease rental).(1)

   10.41     -   Form of Parent Pledge Agreement.(1)

   EXHIBIT
   NUMBER                                      DESCRIPTION
  --------                                     -----------

    10.42    -   Consent and Waiver, dated as of October 21, 1996, by and among
                 NationsBank of Texas, N.A., The Sumitomo Bank, Ltd. and Kevco
                 Texas, Inc.(1)

    13.1     -   Portions of 1996 Annual Report to Shareholders that are
                 incorporated by reference into this Annual Report on Form 10-
                 K.(3)

    21.1     -   Subsidiaries.(3)

    23.1     -   Consent of Coopers & Lybrand L.L.P.(3)

    23.2     -   Consent of Rylander, Clay & Opitz, L.L.P.(3)

    24.1     -   Power of Attorney.(contained on the signature page of this
                 Annual Report on Form 10-K)

    27.1     -   Financial Data Schedule.(3)
________

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-11173) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 27, 1997, and incorporated herein by reference.

(3)  Filed herewith.