Form 10-Q
period 1997-02-27
KEVCO INC
filed 1997-05-13
CIK 1021706

                      Securities and Exchange Commission

                             Washington, DC 20549

                                   Form 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997
                                       or
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

                                 Yes  X     No
                                     ---       ---

Indicate the number of shares outstanding for each of the issuer's classes or common stock, as of the latest practicable date.

Common Stock, par value $.01 per share             6,809,500 shares
--------------------------------------             ----------------
           (Class)                           (Outstanding as of May 13, 1997)

                                  KEVCO, INC.
                              INDEX TO FORM 10-Q

PART  I - FINANCIAL INFORMATION

ITEM  1 - Financial Statements

Consolidated Balance Sheets as of March 31, 1997 (unaudited)
   and December 31, 1996 .............................................   3

Consolidated Statements of Income for the three-month periods
   ended March 31, 1997 and 1996 (unaudited)  ........................   4

Consolidated Statements of Cash Flows for the three-month periods
   ended March 31, 1997 and 1996 (unaudited) .........................   5

Notes to Consolidated Financial Statements............................   6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................  10

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................  14

Signatures............................................................  18

Exhibit index.........................................................  19

Exhibits..............................................................  20


                                  Kevco, Inc.
                          Consolidated Balance Sheets
                                (in thousands)
                                  (unaudited)

                                              March 31, 1997   December 31, 1996
                                              --------------   -----------------
                               ASSETS
Current assets
  Cash and cash equivalents                        $     80         $  2,078
  Trade accounts receivable, less
  allowance for doubtful accounts
  of $71 and $100 in 1997 and 1996,
  respectively.                                      22,775             9,458
  Inventories                                        32,417            22,792
  Prepaid expenses and other                            914               533
                                                   --------         ---------
    Total current assets                             56,186            34,861
Property and equipment, net                          17,980            10,208
Intangible assets, net                               33,959             9,495
Other assets                                            716               440
                                                   --------         ---------
    Total assets                                   $108,841         $  55,004
                                                   ========         =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Trade accounts payable                           $ 20,878         $   6,666
  Accrued liabilities                                 5,039             3,107
  Income taxes payable                                1,331               762
  Current portion of long-term debt                   2,676               367
                                                   --------         ---------
    Total current liabilities                        29,924            10,902
Long-term debt, less current portion                 42,157             9,464
Deferred income taxes                                   604               604
Deferred compensation obligation                        589               383
                                                   --------         ---------
    Total liabilities                                73,274            21,353
                                                   --------         ---------
Stockholders' equity:
  Common stock, $.01 par value; 100,000
    shares authorized; 6,809 shares
    issued and outstanding                               68                68
  Additional paid-in capital                         32,854            32,854
  Retained earnings                                   2,645               729
                                                   --------         ---------
    Total stockholders' equity                       35,567            33,651
                                                   --------         ---------
    Total liabilities and stockholders'
     equity                                        $108,841         $  55,004
                                                   ========         =========



         See accompanying notes to consolidated financial statements.

                                  Kevco, Inc.
                       Consolidated Statements of Income
                     (In thousands, except per share data)
                                  (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                               ------------------------
                                                  1997           1996
                                               ---------      ---------

Net sales                                       $ 72,099       $ 64,234
Cost of sales                                     61,976         54,741
                                                --------       --------
     Gross profit                                 10,123          9,493
Commission income                                  1,279          1,174
                                                --------       --------
                                                  11,402         10,667
Selling, general and administrative expenses       7,681          7,110
                                                --------       --------
     Operating income                              3,721          3,557

Interest expense                                    (528)          (547)
                                                --------       --------
     Income before income taxes                    3,193          3,010
Income taxes                                       1,277             10
                                                --------       --------
     Net income                                 $  1,916       $  3,000
                                                ========       ========

Earnings per share                              $   0.28
                                                ========
Weighted average shares outstanding                6,944
                                                ========

Pro forma information (Note 5)
  Historical income before income taxes                        $  3,010
  Income tax expense adjustments                                  1,174
                                                               --------
  Pro forma net income                                         $  1,836
                                                               ========
  Pro forma earnings per share                                 $   0.39
                                                               ========
  Weighted average shares outstanding                             4,708
                                                               ========


         See accompanying notes to consolidated financial statements.

                                  Kevco, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (unaudited)

                                                                   Three months ended March 31,
                                                                 ---------------  ---------------
                                                                      1997             1996
                                                                 ---------------  ---------------
Cash flows from operating activities:
     Net income                                                      $   1,916        $   3,000
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                      580              467
        Gain on sale of assets                                              (2)              (2)
        Deferred compensation obligation                                    10                6
        Changes in assets and liabilities                                3,261            2,364
                                                                  ---------------  ---------------
        Net cash provided by operating activities                        5,765            5,835

Cash flows from investing activities:
     Purchase of Consolidated                                          (13,360)             -
     Purchase of Bowen                                                 (18,486)             -
     Purchase of equipment                                                (417)            (385)
     Proceeds from sale of assets                                          810                2
     Decrease in other assets                                               82               66
     Loan origination fees                                                (462)             -
                                                                  ---------------  ---------------
        Net cash used by investing activities                          (31,833)            (317)

Cash flows from financing activities:
     Payments on line of credit, net                                    (5,824)          (4,900)
     Proceeds from long-term debt                                       30,000              -
     Distributions paid                                                    -             (1,479)
     Payments of long-term debt                                           (106)            (136)
     Capital contributions                                                 -                 43
     Collections on loan to stockholder                                    -                188
                                                                  ---------------  ---------------
        Net cash provided (used) by financing activities                24,070           (6,284)
                                                                  ---------------  ---------------
Net decrease in cash and cash equivalents                               (1,998)            (766)

Beginning cash and cash equivalents                                      2,078              977
                                                                  ---------------  ---------------
Ending cash and cash equivalents                                     $      80        $     211
                                                                  ===============  ===============



         See accompanying notes to consolidated financial statements.

                                  KEVCO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.   ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The Annual Report on Form 10-K for the year ended December 31, 1996, for Kevco, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. Prior to the effective date of the initial public offering (see Note 3), Kevco, Inc. restructured and created an operating company subsidiary with a subsidiary. As a result, the financial statements are referred to as consolidated financial statements. The accompanying consolidated financial statements of Kevco, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of March 31, 1997 and December 31, 1996, the statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. The results of operations for the three-month periods ended March 31, 1997 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1997.

On August 29, 1996, the Company effected a 0.47-for-1 reverse stock split of its common stock and retired its treasury shares. All share and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the reverse stock split.


2.   ACQUISITIONS

On February 27, 1997, the Company acquired substantially all of the assets, and assumed certain liabilities, of Consolidated Forest Products, L.L.C. ("Consolidated") (the "Consolidated Acquisition") for approximately $14.0 million. The acquisition was accounted for as a purchase and, accordingly, the operating results of Consolidated have been included in the operating results of the Company since February 27, 1997. The acquisition cost in excess of the fair value of net assets of Consolidated of approximately $9.6 million has been accounted for as goodwill and will be amortized over its estimated useful life of 40 years.

On February 28, 1997, the Company purchased all of the capital stock of Bowen Supply, Inc. ("Bowen") (the "Bowen Acquisition") for approximately $19.5 million. The acquisition was accounted for as a purchase and, accordingly, the operating results of Bowen have been included in the operating results of the Company since February 28, 1997. The acquisition cost in excess of the fair value of net assets of Bowen of approximately $14.9 million has been accounted for as goodwill and will be amortized over its estimated useful life of 40 years.

                                  KEVCO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


The following pro forma financial information combines the historical results of the Company as if the Consolidated Acquisition, the Bowen Acquisition and the initial public offering had occurred as of the beginning of each period presented:

                                     Three months ended March 31,
                                     ----------------------------
                                         1997           1996
                                     -------------  -------------
                                        (dollars in thousands)
               Net sales                   $94,395        $97,678
               Net income                  $ 2,299        $ 2,738
               Earnings per share          $  0.33        $  0.40


3.   INITIAL PUBLIC OFFERING

In November 1996, the Company completed an initial public offering of 2,415,000 shares of the Company's common stock (including an over-allotment option of 315,000 shares exercised in December 1996) for $12.00 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $26.0 million. Proceeds to the Company were used to repay all of the outstanding balance of the Company's $20.0 million revolving credit facility of $9.0 million and a permanent reduction of all of the outstanding balance of the Company's term loan of $13.9 million. Proceeds were also used to make an S corporation distribution of approximately $3.7 million representing previously taxed but undistributed earnings through June 30, 1996 (see Note 7 and 8).

4.   INVENTORIES

Inventories are comprised of the following (in thousands):


                                                March 31,     December 31,
                                                  1997            1996
                                                --------        --------
Raw materials                                   $  7,950        $  4,385
Work-in process                                      574             332
Finished goods                                     2,183           1,324
Goods held for resale                             21,710          16,751
                                                --------        --------
                                                $ 32,417        $ 22,792
                                                ========        ========


                                  KEVCO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

5.   PRO FORMA INFORMATION

Pro forma net income for the three months ended March 31, 1996 represents the results of operations adjusted to reflect a provision for income taxes on historical income before income taxes, which gives effect to the change in the Company's income tax status to a C corporation concurrently with the consummation of the Company's initial public offering. The difference between the pro forma income tax rates utilized and the federal statutory rate of 34% relates primarily to state income taxes.

Pro forma earnings per share for the three months ended March 31, 1996 has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period.

In accordance with a regulation of the Securities and Exchange Commission, pro forma earnings per share data for the three months ended March 31, 1996 have been presented to reflect the effect of the assumed issuance of that number of shares of common stock that would generate sufficient cash to pay an S corporation distribution in an amount equal to previously taxed but undistributed earnings.

Historical earnings per share for the three months ended March 31, 1996 is not presented because it is not indicative of the ongoing entity.

6.   INCOME TAXES

Prior to November 6, 1996, the Company's stockholders had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. As a result, there was no provision for federal income taxes in the historical financial statements for the three months ended March 31, 1996, as such taxes were the responsibility of the individual stockholders. Effective November 6, 1996, the Company converted to a C corporation and became subject to federal income taxes on an ongoing basis.

7.   STOCKHOLDERS' EQUITY

In conjunction with its initial public offering, the Company terminated its S corporation status and distributed to its stockholders approximately $3.7 million, representing previously taxed but undistributed earnings at June 30, 1996. On December 31, 1996, the Company repaid notes in the approximate aggregate amount of $5.2 million that were issued immediately prior to the consummation of the offering, which notes were the final S corporation distribution and represented earnings from July 1, 1996 to the consummation of the offering.

                                  KEVCO, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

8.   CREDIT AGREEMENT

In February 1997, the Company and its lender amended the credit agreement in order to fund the Consolidated Acquisition and the Bowen Acquisition (see Note
2).  The term debt was increased to

$30.0 million and the revolving credit facility was increased to $35.0 million, each maturing in 2001. The Company's term debt and revolver are collateralized by inventory, accounts receivable and property and equipment and the common stock of the Company's subsidiaries ( see Note 1). The related credit agreement contains certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence on debt or liens, acquisitions of property and equipment, distributions to shareholders and certain events constituting a Change of Control (as defined in such agreement).

9.   RECENT ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings Per Share ("Opinion 15"), and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented. The Company is currently evaluating SFAS 128. However, management does not believe that it will have a material impact on the consolidated financial statements of the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion includes the operations of Kevco, Inc. for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

ACQUISITIONS

     On February 27, 1997, the Company acquired Consolidated for approximately $13.0 million in cash and promissory notes in the aggregate original principal amount of approximately $1.0 million, with such aggregate original principal amount subject to potential post-closing downward adjustments. The acquisition cost in excess of the fair value of net assets of Consolidated resulted in goodwill of approximately $9.6 million.

     On February 28, 1997, the Company acquired Bowen for approximately $18.0 million in cash and promissory notes in the aggregate original principal amount of approximately $1.5 million, with such aggregate original principal amount subject to potential post-closing downward adjustments. The acquisition cost in excess of the fair value of net assets of Bowen resulted in goodwill of approximately $14.9 million.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain Consolidated Statements of Income data as a percentage of the Company's net sales.

                                                      Three Months ended
                                                           March 31,
                                                      ------------------
                                                        1997      1996
                                                       ------    ------
Net sales                                              100.0%    100.0%
Cost of sales                                           86.0      85.2
                                                       -----     -----
   Gross profit                                         14.0      14.8

Commission income                                        1.8       1.8
                                                       -----     -----
                                                        15.8      16.6
Selling general and administrative expenses             10.6      11.1
                                                       -----     -----
   Operating income                                      5.2       5.5
Interest expense                                        (0.7)     (0.9)
                                                       -----     -----
   Income before income taxes                            4.5%      4.6%
                                                       =====     =====


Comparison of Three Months Ended March 31, 1997 and 1996

     Net sales increased by $7.9 million, or 12.3%, to $72.1 million for the three month period ended March 31, 1997 from $64.2 million for the comparable 1996 period. The net sales increase primarily resulted from one month's effect of the Consolidated Acquisition and Bowen Acquisition (collectively, the "Acquisitions").

     Gross profit increased by $0.6 million, or 6.3%, to $10.1 million for the three month period ended March 31, 1997 from $9.5 million for the comparable 1996 period. Gross profit, as a percent of net sales, decreased to 14.0% for the three month period ended March 31, 1997 from 14.8% for the comparable 1996 period. Management believes that the decrease in gross profit, as a percent of net sales, is related primarily to consistently high lumber prices compared to relatively stable gross profit dollars associated with the wood products divisions, which divisions represent 32% of net sales.

     Commission income increased by $0.1 million, or 8.3% to $1.3 million for the three month period ended March 31, 1997 from $1.2 million for the comparable 1996 period. The increase was primarily attributable to the Company's expansion in commission-based distribution arrangements.

     Selling, general and administrative expenses increased by $0.6 million, or 8.5%, to $7.7 million for the three month period ended March 31, 1997 from $7.1 million for the comparable 1996 period. The increase was primarily due to increased sales volume. Selling, general and administrative expenses, as a percent of net sales, decreased to 10.6% for 1997 from 11.1% for the comparable 1996 period. The decrease reflects the Company's continued efforts in increasing efficiency.

     Net income increased by $0.1 million, or 5.6%, to $1.9 million for the three months ended March 31, 1997 from $1.8 million on a pro forma basis giving effect to the conversion of the S corporation into a C corporation for the
comparable 1996 period.   The increase in net income is primarily attributable
to the increase in net sales due to the Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's growth has been financed through cash flow from operations, borrowings under its bank credit facilities and the expansion of trade credit. Net cash provided by operating activities was $5.7 million for the three months ended March 31, 1997. The Company's capital expenditures were $0.4 million for the three months ended March 31, 1997.

     In connection with the acquisition of Service Supply at June 30, 1995, the Company arranged for a term loan and a revolving credit facility with a bank in the aggregate of $35.0 million; the term loan comprising $15.0 million. In November 1996, the Company completed an initial public offering of 2,415,000 shares of the Company's stock (including an over-allotment option of 315,000 shares exercised in December 1996) for $12.00 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $26.0 million. A portion of the net proceeds of the public offering was used to repay all of the outstanding balance of the revolving credit facility and to permanently repay all of the outstanding balance under the term loan. In February 1997, the Company and its lender amended the credit agreement in order to fund the Acquisitions. The term debt was increased to $30.0 million and the revolving credit facility was increased to $35.0 million, each maturing in 2001. The term debt will be payable $0 in 1997; $2.0 million in 1998; $8.0 million in 1999; $10.0 million in 2000; and $10.0 million in 2001. Interest is paid on the term loan at a blend of the bank's prime rate and LIBOR based on pricing options selected by the Company plus a margin based on operating statistics of the Company (6.70% at March 31, 1997). Borrowings under the revolving credit facility are due 2001, and require quarterly interest payments currently based on a blend of the bank's prime rate and LIBOR based on pricing options selected by the Company plus a margin determined by operating statistics of the Company (6.73% at March 31, 1997). The borrower under the credit facility is one of the Company's operating subsidiaries, and the obligations thereunder are guaranteed by the Company. The term debt and revolver are secured by substantially all of the assets of the Company and its subsidiaries as well as the capital stock of such subsidiaries. The related credit agreement contains certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence on debt or liens, acquisitions of property and equipment , distributions to shareholders and certain events constituting a Change of Control (as defined in such agreement).

     As an S corporation, the Company made distributions to its shareholders, including amounts equal to at least their federal and state income tax liabilities attributable to the Company's earnings. Distributions were generally made on a quarterly basis as needed to satisfy such tax liabilities. Concurrent with the consummation of the offering, the Company converted to a C corporation and is now subject to federal and certain state taxes. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future and intends to retain its earnings to support operations and finance expansion.

     In conjunction with its initial public offering, the Company terminated its S corporation status and distributed to its stockholders approximately $3.7 million, representing previously taxed but undistributed earnings at June 30, 1996. On December 31, 1996, the company repaid notes in the approximate aggregate amount of $5.2 million that were issued immediately prior to the consummation of the offering, which notes were the final S corporation distribution and represented earnings from July 1, 1996 to the consummation of the offering.

ASSET MANAGEMENT

     The Company actively manages its assets and liabilities through compensating its corporate and facility managers for receivable collection, inventory control and profits in relation to these and other net assets employed.

     For the three months ended March 31, 1997, days sales in average receivables was approximately 21 days, days sales in average inventory was approximately 40 days and days sales in average payables was approximately 22 days.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this quarterly report that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitors' pricing, product quality and related features; the cyclical nature and seasonality of the manufactured housing and RV markets; the dependence of the Company on its principal customers and key suppliers; and other risks detailed in the Company's Securities and Exchange Commission filings, including those set forth in the Company's Annual Report on Form 10-K.

                         PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)            EXHIBITS

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

 2.3 Form of Bill of Sale and General Assignment from Kevco Delaware, Inc., as Assignor, to Sunbelt Wood Components, Inc. as Assignee.(1)

 2.4 Form of Assumption Agreement between Kevco Delaware, Inc. and Sunbelt Wood Components, Inc.(1)

 2.5 Asset Purchase Agreement by and among Consolidated Forest Products, Inc., Consolidated Forest Products, L.L.C. and the members of Consolidated Forest Products, L.L.C.(2)

 2.6 Stock Purchase Agreement by and among Kevco Delaware, Inc. and the shareholders of Bowen Supply, Inc. (2)

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

10.5    Lease between K & E Land & Leasing and Kevco, Inc. dated December
        1, 1977.(1)

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

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

10.18   Amendment No. 1 to Deferred Compensation Agreement dated May , 1980.(1)

10.19   Amendment No. 2 to Deferred Compensation Agreement dated March 10,
        1992.(1)

10.20   Amended and Restated Health and Accident Pan of Kevco, Inc.(1)

10.21   Investment and Tax Advice Plan of Kevco, Inc.(1)

10.22 Credit Agreement among Kevco Inc., certain Lenders and NationsBank of Texas, N.A., as Administrative Lender dated June 30, 1995.(1)

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

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

10.32 Assignment and Acceptance dated February 2, 1996 between The Daiwa Bank, Limited and The Sumitomo Bank, Ltd., Chicago, Branch.(1)

10.33   Form of Tax Indemnification and Distribution Agreement.(1)

10.34 Form of Promissory Note made by Kevco Texas, Inc. in the amount of $3,733,000 (the Prior S Corporation Earnings Note).(1)

10.35 Form of Promissory Note made by Kevco Texas, Inc. (the Future S Corporation Earnings Note).(1)

10.36 Form of Assignment of $5,000,000 Note made by Kevco, Inc. (n/k/a Kevco Texas, Inc.).(1)

10.37 Form of Adoption Agreement by Kevco, Inc. and Kevco Texas, Inc. (re; 1995 Stock Option Plan and 1996 Stock Option Plan).(1)

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

10.38 Amendment No. 1 dated September 21, 1988, to Lease Agreement by 1741 Conant Partnership as lessor an Kevco, Inc.(n/k/a Kevco Texas, Inc.).(1)

10.39 Letter Agreement dated June 22, 1982, between Kevco, Inc.(n/k/a Kevco Texas, Inc.) and K & E Land & Leasing. (re: lease rentals).(1)

10.40 Letter Agreement dated October 1,1996 by Kevco, Inc., K & E Land & Leasing, and 1741 Conant Partnership (re: lease rental).(1)

10.41   Form of Parent Pledge Agreement.(1)

10.42 Consent and Waiver, dated as October 21, 1996, by and among NationsBank of Texas, N.A., The Sumitomo Bank, Ltd. and Kevco Texas, Inc.(1)

10.43 Amended and Restated Credit Agreement, dated as of February 27, 1997, by and among Kevco Delaware, Inc., certain lenders and NationsBank of Texas, N.A.(4)

11.1    Computation of Earnings Per Common Share.(4)

27.1    Financial Data Schedule.(4)
-----------------

(1) Previously filed as an exhibit to the Company's Registration Statement of Form S-1 (No. 333-11173) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 27, 1997, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(4)  Filed herewith.


(b)  REPORTS ON FORM 8-K

     On March 13, 1997, the Company filed a report on Form 8-K dated February 17, 1997, reporting the acquisitions of Consolidated Forest Products, L.L.C. and Bowen Supply, Inc. A Form 8-K/A was filed on May 8, 1997 to include the financial statements of the acquired businesses and the pro forma financial data for the year ended December 31, 1996 related to those acquisitions.

                                  SIGNATURES

  Pursuant to the requirements of the Securities and Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KEVCO, INC.

Date:  May 13, 1997                     By:  /s/ Jerry E. Kimmel
                                            -----------------------------
                                             Jerry E. Kimmel
                                             Chairman of the Board, President
                                             and Chief Executive Officer

Date:  May 13, 1997                     By:  /s/ Ellis L. McKinley, Jr.
                                            -----------------------------
                                             Ellis L. McKinley, Jr.
                                             Vice President, Chief Financial
                                             Officer, Treasurer and Director
                                             (Principal Financial Officer)

                                  KEVCO, INC.

                                 EXHIBIT INDEX

EXHIBIT NO.                   DESCRIPTION
  11.1             Computation of earnings per common share.
  27.1             Financial Data Schedule.
  10.43 Amended and Restated Credit Agreement, dated as of February 27, 1997, by and among Kevco Delaware, Inc., certain lenders and NationsBank of Texas, N.A..