Form 10-Q
period 1997-06-30
KEVCO INC
filed 1997-07-31
CIK 1021706

Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997
                                       or

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Transition Period From _____To _____

                        Commission File Number: 000-21621


                                   KEVCO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Texas                                           75-2666013
-------------------------------                       ---------------------
(State or other jurisdiction of                       (IRS Employer ID No.)
 incorporation or organization)


    University Centre I
  1300 S. University Drive
        Suite 200
    Fort Worth, Texas                                         76107
  -------------------------                                 ---------
   (Address of principal                                    (Zip Code)
     executive offices)

                                 (817-332-2758)
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X       No
                          -------      -------

Indicate the number of shares outstanding for each of the issuer's classes or common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                 6,809,500 shares
--------------------------------------         ---------------------------------
           (Class)                             (Outstanding as of July 31, 1997)

                                   KEVCO, INC.
                               INDEX TO FORM 10-Q

PART  I - FINANCIAL INFORMATION

ITEM  1 - Financial Statements

Consolidated Balance Sheets as of June 30, 1997 (unaudited)
   and December 31, 1996.............................................  3

Consolidated Statements of Income for the three-month and six-month periods ended June 30, 1997 and 1996 (unaudited)..................  4

Consolidated Statements of Cash Flows for the six-month
   periods ended June 30, 1997 and 1996 (unaudited)..................  5

Notes to Consolidated Financial Statements...........................  6

ITEM 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations......................... 10

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K............................ 15

Signatures........................................................... 19

Exhibit index........................................................ 20

Exhibits............................................................. 21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  Kevco, Inc.
                          Consolidated Balance Sheets
                                 (in thousands)
                                  (unaudited)
                                                       June 30,   December 31,
                                                        1997         1996
                                                        ----         ----
                                     ASSETS
Current assets
  Cash and cash equivalents                           $     80      $ 2,078
  Trade accounts receivable, less allowance for
        doubtful accounts of $119 and $100 in
        1997 and 1996, respectively                     24,413        9,458
  Inventories                                           34,434       23,722
  Prepaid expenses and other current assets                813          533
                                                      --------      -------
       Total current assets                             59,740       35,791
Property and equipment, net                             17,802       10,208
Intangible assets, net                                  33,836        9,495
Other assets                                               644          322
                                                      --------      -------
       Total assets                                   $112,022      $55,816
                                                      ========      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Trade accounts payable                              $ 19,661      $ 6,666
  Accrued liabilities                                    3,739        3,107
  Income taxes payable                                      57          762
  Current portion of long-term debt                      1,389          367
                                                      --------      -------
       Total current liabilities                        24,846       10,902
Long-term debt, less current portion                    46,880        9,464
Deferred income taxes                                      629          629
Deferred compensation obligation                           652          383
                                                      --------      -------
       Total liabilities                                73,007       21,378
                                                      -------       -------
Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares
    authorized; 6,809 shares issued and outstanding         68           68
  Additional paid-in capital                            32,854       32,854
  Retained earnings                                      6,093        1,516
                                                      --------      -------
       Total stockholders' equity                       39,015       34,438
                                                      --------      -------
       Total liabilities and stockholders' equity     $112,022      $55,816
                                                      ========      =======

          See accompanying notes to consolidated financial statements.

                                  Kevco, Inc.
                       Consolidated Statements of Income
                     (in thousands, except per share data)
                                  (unaudited)

                                               Three Months Ended     Six Months Ended
                                                     June 30,              June 30,
                                               ------------------     ----------------
                                                 1997       1996       1997      1996
                                                 ----       ----       ----      ----
Net sales                                      $101,305   $71,364   $173,404   $135,598
Cost of sales                                    87,434    60,506    149,410    115,247
                                               --------   -------   --------   --------
     Gross profit                                13,871    10,858     23,994     20,351
Commission income                                 1,628     1,526      2,907      2,700
                                               --------   -------   --------   --------
                                                 15,499    12,384     26,901     23,051
Selling, general and administrative expenses     10,097     7,858     17,778     14,968
                                               --------   -------   --------   --------
     Operating income                             5,402     4,526      9,123      8,083
Interest expense                                    968       511      1,496      1,058
                                               --------   -------   --------   --------
     Income before income taxes                   4,434     4,015      7,627      7,025
Income taxes                                      1,773        15      3,050         25
                                               --------   -------   --------   --------
     Net income                                $  2,661   $ 4,000   $  4,577   $  7,000
                                               ========   =======   ========   ========

Earnings per share                             $   0.39             $   0.66
                                               ========             ========
Weighted average shares outstanding               6,910                6,927
                                               ========             ========
Pro forma information (Note 5)
  Historical income before income taxes                   $ 4,015              $  7,025
  Income tax expense adjustments                            1,566                 2,740
                                                          -------              --------
  Pro forma net income                                    $ 2,449              $  4,285
                                                          =======              ========
  Pro forma earnings per share                            $  0.51              $   0.90
                                                          =======              ========
  Weighted average shares outstanding                       4,778                 4,778
                                                          =======              ========

          See accompanying notes to consolidated financial statements.

                                  Kevco, Inc.
                     Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            1997          1996
                                                            ----          ----
Cash flows from operating activities:
  Net income                                             $  4,577      $  7,000
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                         1,386           903
      Gain on sale of assets                                   --            (3)
      Deferred compensation obligation                         76            11
      Changes in assets and liabilities                    (3,221)          456
                                                         --------      --------
      Net cash provided by operating activities             2,818         8,367
Cash flows from investing activities:
   Purchase of Consolidated                               (13,421)           --
   Purchase of Bowen                                      (19,077)           --
   Purchase of equipment                                     (747)         (884)
   Proceeds from sale of assets                               813             3
   (Increase) decrease in other assets                       (394)           54
                                                         --------      --------
      Net cash used by investing activities               (32,826)         (827)
Cash flows from financing activities:
  Payments on line of credit, net                          (1,771)           --
  Proceeds from long-term debt                             30,000        25,900
  Distributions paid                                           --        (5,456)
  Payments of long-term debt                                 (219)      (29,336)
  Capital contributions                                        --            86
  Collections on loan to stockholder                           --           375
      Net cash provided (used) by
                                                         --------      --------
        financing activities                               28,010        (8,431)
                                                         --------      --------
Net decrease in cash and cash equivalents                  (1,998)         (891)
Beginning cash and cash equivalents                         2,078           977
                                                         --------      --------
Ending cash and cash equivalents                         $     80      $     86
                                                         ========      ========

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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of June 30, 1997 and December 31, 1996, the statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and the statements of cash flows for the six-month periods ended June 30, 1997 and 1996. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1997.

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

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The following pro forma financial information combines the historical results of the Company as if the Consolidated Acquisition, the Bowen Acquisition and the initial public offering had occurred as of the beginning of each period presented:

                                              Six months ended June 30,
                                              -------------------------
                                              1997               1996
                                              ----               ----
                                               (dollars in thousands)

      Net sales                              $195,700           $202,486
      Net income                             $  4,960           $  6,475
      Earnings per share                     $   0.72           $   0.94

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

4.   INVENTORIES

Inventories are comprised of the following (in thousands):

                                          June 30,  December 31,
                                            1997        1996
                                          --------  ------------
          Raw materials                   $ 8,573     $ 4,385
          Work-in process                     832         332
          Finished goods                    2,145       1,324
          Goods held for resale            22,884      17,681
                                          -------     -------
                                          $34,434     $23,722
                                          =======     =======

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4.   INVENTORIES (continued)

During the second quarter of 1997, the Company adopted the FIFO method to value inventories for which the LIFO method had previously been utilized for determining cost. The FIFO method will better measure the current value of such inventories, provide a more appropriate matching of revenues and expenses, and conform all inventories of the Company to the same accounting method. Additionally, the change will enhance the comparability of the Company's financial statements by changing to the predominant method utilized in its industry.

The Company applied this change retroactively, which resulted in an increase in retained earnings of $789,000 and $787,000 at January 1, 1997 and 1996, respectively. There was no material impact on net income or earnings per share for the three and six months ended June 30, 1997 and 1996.

5.   PRO FORMA INFORMATION

Pro forma net income for 1996 represents the results of operations adjusted to reflect a provision for income taxes on historical income before income taxes, which gives effect to the change in the Company's income tax status to a C corporation concurrently with the consummation of the Company's initial public offering. The difference between the pro forma income tax rates utilized and the federal statutory rate of 34% relates primarily to state income taxes.

Pro forma earnings per share for 1996 has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period.

In accordance with a regulation of the Securities and Exchange Commission, pro forma earnings per share data for 1996 have been presented to reflect the effect of the assumed issuance of that number of shares of common stock that would generate sufficient cash to pay an S corporation distribution in an amount equal to previously taxed but undistributed earnings.

Historical earnings per share for 1996 is not presented because it is not indicative of the ongoing entity.

6.   INCOME TAXES

Prior to November 6, 1996, the Company's stockholders had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. As a result, there was no provision for federal income taxes in the historical financial statements for the three-month and six-month periods ended June 30, 1996, as such taxes were the responsibility of the individual stockholders. Effective November 6, 1996, the Company converted to a C corporation and became subject to federal income taxes on an ongoing basis.

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

8.   CREDIT AGREEMENT

In February 1997, the Company and its lender amended the credit agreement in order to fund the Consolidated Acquisition and the Bowen Acquisition (see Note
2). The term debt was increased to $30.0 million and the revolving credit facility was increased to $35.0 million, each maturing in 2001. The Company's term debt and revolver are collateralized by inventory, accounts receivable and property and equipment and the common stock of the Company's subsidiaries (see
Note 1). The related credit agreement contains certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence on debt or liens, acquisitions of property and equipment, distributions to shareholders and certain events constituting a Change of Control (as defined in such agreement).

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Consolidated Statements of Income data as a percentage of the Company's net sales.
                                   Three Months Ended       Six Months Ended
                                       June 30,                  June 30,
                                   ------------------       ----------------
                                     1997    1996           1997    1996
                                     ----    ----           ----    ----
Net sales                           100.0%  100.0%          100.0%  100.0%
Cost of sales                        86.3    84.8            86.2    85.0
                                    -----   -----           -----   -----
   Gross profit                      13.7    15.2            13.8    15.0
Commission income                     1.6     2.1             1.7     2.0
                                    -----   -----           -----   -----
                                     15.3    17.3            15.5    17.0
Selling, general and
 administrative expenses             10.0    11.0            10.3    11.0
                                    -----   -----           -----   -----
  Operating income                    5.3     6.3             5.2     6.0
Interest expense                     (0.9)   (0.7)           (0.8)   (0.8)
                                    -----   -----           -----   -----
  Income before income taxes          4.4%    5.6%            4.4%    5.2%
                                    =====   =====           =====   =====

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1996

         Net sales increased by $29.9 million, or 41.9%, to $101.3 million for the three month period ended June 30, 1997 from $71.4 million for the comparable 1996 period. The net sales increase primarily resulted from the effect of the Consolidated Acquisition and Bowen Acquisition (collectively, the "Acquisitions") consummated in February 1997. However, net sales, without the effect of the Acquisitions, decreased from $71.4 million to $68.0 million, a decrease of 4.8%, which is comparable to the reported manufacturing housing shipment decline of 3.2% from January through May 1997, as compared to the prior period. Sales to the manufactured housing industry represented approximately 90% for the three months ended June 30, 1997.

         Gross profit increased by $3.0 million, or 27.5%, to $13.9 million for the three month period ended June 30, 1997 from $10.9 million for the comparable 1996 period due primarily to the Acquisitions. Gross profit, as a percent of net sales, decreased to 13.7% for the three month period ended June 30, 1997 from 15.2% for the comparable 1996 period. Management believes that the decrease in gross profit, as a percent of net sales, is related primarily to consistently high lumber prices compared to relatively stable gross profit dollars associated with the Company's wood products divisions, which divisions represent 40% of net sales.

         Commission income increased by $0.1 million, or 6.7%, to $1.6 million for the three month period ended June 30, 1997 from $1.5 million for the comparable 1996 period. The increase was primarily attributable to the Company's expansion in commission-based distribution arrangements.

         Selling, general and administrative expenses increased by $2.2 million, or 27.8%, to $10.1 million for the three month period ended June 30, 1997 from $7.9 million for the comparable 1996 period. The increase was primarily due to increased sales volume. Selling, general and administrative expenses, as a percent of net sales, decreased to 10.0% for 1997 from 11.0% for the comparable 1996 period. The decrease reflects the Company's continued efforts in increasing efficiency.

         Net income increased by $0.3 million, or 12.5%, to $2.7 million for the three months ended June 30, 1997 from $2.4 million for the comparable 1996 period on a pro forma basis giving effect to the Company's conversion from an S corporation to a C corporation. The increase in net income is primarily attributable to the increase in net sales due to the Acquisitions.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Net sales increased by $37.8 million, or 27.9%, to $173.4 million for the six month period ended June 30, 1997 from $135.6 million for the comparable 1996 period. The net sales increase primarily resulted from the effect of the Consolidated Acquisition and Bowen Acquisition (collectively, the "Acquisitions") in February 1997. However, net sales, without the effect of the Acquisitions, decreased from $135.6 million to $128.9 million, a decrease of 4.9%, which is comparable to the reported manufacturing housing shipment decline of 3.2% from January through May 1997, as compared to the prior period. Sales to the manufactured housing industry represented approximately 90% for the six months ended June 30, 1997.

         Gross profit increased by $3.7 million, or 18.2%, to $24.0 million for the six month period ended June 30, 1997 from $20.3 million for the comparable 1996 period due primarily to the Acquisitions. Gross profit, as a percent of net sales, decreased to 13.8% for the six month period ended June 30, 1997 from 15.0% for the comparable 1996 period. Management believes that the decrease in gross profit, as a percent of net sales, is related primarily to consistently high lumber prices compared to relatively stable gross profit dollars associated with the Company's wood products divisions, which divisions represent 37% of net sales.

         Commission income increased by $0.2 million, or 7.4%, to $2.9 million for the six month period ended June 30, 1997 from $2.7 million for the comparable 1996 period. The increase was primarily attributable to the Company's expansion in commission-based distribution arrangements.

         Selling, general and administrative expenses increased by $2.8 million, or 19.3%, to $17.8 million for the six month period ended June 30, 1997 from $15.0 million for the comparable 1996 period. The increase was primarily due to increased sales volume. Selling, general and administrative expenses, as a percent of net sales, decreased to 10.3% for 1997 from 11.0% for the comparable 1996 period. The decrease reflects the Company's continued efforts in increasing efficiency.

         Net income increased by $0.3 million, or 7.0%, to $4.6 million for the six months ended June 30, 1997 from $4.3 million for the comparable 1996 period on a pro forma basis giving effect to the Company's conversion from an S corporation to a C corporation. The increase in net income is primarily attributable to the increase in net sales due to the Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company's growth has been financed through cash flow from operations, borrowings under its bank credit facilities and the expansion of trade credit. Net cash provided by operating activities was $2.8 million for the six months ended June 30, 1997. The Company's capital expenditures were $0.7 million for the six months ended June 30, 1997.

         In connection with the acquisition of Service Supply at June 30, 1995, the Company arranged for a term loan and a revolving credit facility with a bank in the aggregate amount of $35.0 million; the term loan comprising $15.0 million. In November 1996, the Company completed an initial public offering of 2,415,000 shares of the Company's stock (including an over-allotment option of 315,000 shares exercised in December 1996) for $12.00 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $26.0 million. A portion of the net proceeds of the public offering was used to repay all of the outstanding balance of the revolving credit facility and to permanently repay all of the outstanding balance under the term loan. In February 1997, the Company and its lender amended the credit agreement in order to fund the Acquisitions. The term debt was increased to $30.0 million and the revolving credit facility was increased to $35.0 million, each maturing in 2001. The term debt will be payable $0 in 1997; $2.0 million in 1998; $8.0 million in 1999; $10.0 million in 2000; and $10.0 million in 2001.
Interest is paid on the term loan at a blend of the bank's prime rate and LIBOR based on pricing options selected by the Company plus a margin based on operating statistics of the Company (7.05% at June 30, 1997). Borrowings under the revolving credit facility are due 2001, and require quarterly interest payments currently based on a blend of the bank's prime rate and LIBOR based on pricing options selected by the Company plus a margin determined by operating statistics of the Company (7.45% at June 30, 1997). The borrower under the credit facility is one of the Company's operating subsidiaries, and the obligations thereunder are guaranteed by the Company. The term debt and revolver are secured by substantially all of the assets of the Company and its subsidiaries as well as the capital stock of such subsidiaries. The related credit agreement contains certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence on debt or liens, acquisitions of property and equipment , distributions to shareholders and certain events constituting a Change of Control (as defined in such agreement).

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

         For the six months ended June 30, 1997, days sales in average receivables was approximately 22 days, days sales in average inventory was approximately 39 days and days sales in average payables was approximately 23 days.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this quarterly report that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the impact of competitors' pricing, product quality and related features; the cyclical nature and seasonality of the manufactured housing and recreational vehicle markets; the dependence of the Company on its principal customers and key suppliers; and other risks detailed in the Company's Securities and Exchange Commission filings, including those set forth in the Company's Annual Report on Form 10-K.

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

10.26 Term Loan Note of Kevco, Inc. to NationsBank of Texas, N.A. dated September 1, 1995 in amount of $10,714,285.72.(1)

10.27 Revolving Credit Note of Kevco, Inc. to The Sumitomo Bank, Ltd. dated February 2, 1996 in the amount of $5,714,285.72.(1)

10.28 Term Loan Note of Kevco, Inc. to The Sumitomo Bank, Ltd. dated February 2, 1996 in the amount of $4,285,714.28.(1)

10.29 Paine Webber  Standardized  401(K)  Profit-Sharing Adoption Agreement (No.
      005) (To be used with Basic Plan Document No. 03 Only) for Kevco Inc. dated May 24, 1996 and Paine Webber Defined Contribution Plan.(1)

10.30 Promissory Note of Gerald E. Kimmel to Kevco, Inc. dated October 26, 1993 in the amount of $5,000,000.(1)

10.31 Amendment No. 4 to Lease dated December 1, 1977 by and between K & E Leasing and Kevco, Inc. dated October 26, 1993.(1)

10.32 Assignment and Acceptance dated February 2, 1996 between The Daiwa Bank, Limited and The Sumitomo Bank, Ltd., Chicago, Branch.(1)

10.33 Form of Tax Indemnification and Distribution Agreement.(1)

10.34 Form of Promissory Note made by Kevco Texas, Inc in the amount of $3,733,000 (the Prior S Corporation Earnings Note).(1)

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

10.39 Letter Agreement dated June 22, 1982, between Kevco, Inc.(n/k/a Kevco Texas, Inc.) and K & E Land & Leasing. (re: lease rentals).(1)

10.40 Letter Agreement dated October 1,1996 by Kevco, Inc., K & E Land & Leasing, and 1741 Conant Partnership (re: lease rental).(1)

10.41 Form of Parent Pledge Agreement.(1)

10.42 Consent and Waiver, dated as October 21, 1996, by and among NationsBank of Texas, N.A., The Sumitomo Bank, Ltd. and Kevco Texas, Inc.(1)

10.43 Amended and Restated Credit Agreement, dated as of February 27, 1997, by and among Kevco Delaware, Inc., certain lenders and NationsBank of Texas, N.A.(4)

11.1 Computation of Earnings Per Common Share.(5)

18.1 Letter on change in accounting principle.(5)

27.1 Financial Data Schedule.(5)

----------

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

(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(5)  Filed herewith.

(b)  REPORTS ON FORM 8-K

     On March 13,  1997,  the Company  filed a Current  Report on Form 8-K dated
     February 17, 1997, reporting the acquisitions of Consolidated Forest Products, L.L.C. and Bowen Supply, Inc. A Form 8-K/A dated February 17, 1997, was filed on May 8, 1997 to include the financial statements of the acquired businesses and the pro forma financial data for the year ended December 31, 1996 related to those acquisitions.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KEVCO, INC.

Date:    July 31, 1997                    By: /s/ Jerry E. Kimmel
                                             --------------------------------
                                             Jerry E. Kimmel
                                             Chairman of the Board, President
                                             and Chief Executive Officer


Date:    July 31, 1997                    By: /s/ Ellis L. McKinley, Jr.
                                             --------------------------------
                                             Ellis L. McKinley, Jr.
                                             Vice President, Chief Financial
                                             Officer, Treasurer and Director
                                             (Principal Financial Officer)

                                   KEVCO, INC.

                                  Exhibit Index


  Exhibit No.                       Description
  -----------                       -----------

     11.1             Computation of earnings per common share.
     18.1             Letter on change in accounting principle.
     27.1             Financial Data Schedule.