Form 10-Q
period 1997-09-30
KEVCO INC
filed 1997-10-30
CIK 1021706

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                               ----------------
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997
                                      OR
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Transition Period From      To

                       Commission File Number: 000-21621
                               ----------------
                                  KEVCO, INC.
            (Exact name of registrant as specified in its charter)

                 TEXAS                               75-2666013
    (State or other jurisdiction of             (IRS Employer ID No.)
    incorporation or organization)

          University Centre I                           76107
       1300 S. University Drive                      (Zip Code)
               Suite 200
           Fort Worth, Texas
         (Address of principal
          executive offices)

                                (817-332-2758)
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate the number of shares outstanding for each of the issuer's classes or common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01 PER SHARE            6,825,049 SHARES
                (Class)                 (Outstanding as of October 31, 1997)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  KEVCO, INC.

                               INDEX TO FORM 10-Q

PART I--FINANCIAL INFORMATION

ITEM 1--Financial Statements

Consolidated Balance Sheets as of September 30, 1997 (unaudited) and Decem-
 ber 31, 1996..............................................................    3
Consolidated Statements of Income for the three-month and nine-month peri-
 ods ended September 30, 1997 and 1996 (unaudited) ........................    4
Consolidated Statements of Cash Flows for the nine-month periods ended Sep-
 tember 30, 1997 and 1996 (unaudited)......................................    5
Notes to Consolidated Financial Statements.................................    6
ITEM 2--Management's Discussion and Analysis of Financial Condition and Re-
 sults of Operations.......................................................   11
PART II--OTHER INFORMATION
ITEM 6--Exhibits and Reports on Form 8-K...................................   15
Signatures.................................................................   18
Exhibit index
Exhibits

                         PART I--FINANCIAL INFORMATION

                                  KEVCO, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ITEM 1. FINANCIAL STATEMENTS

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                                                            (UNAUDITED)
                       ASSETS
Current assets
 Cash and cash equivalents..........................   $     77      $ 2,078
 Trade accounts receivable, less allowance for
  doubtful accounts of $132
  and $100 in 1997 and 1996, respectively...........     25,190        9,458
 Inventories........................................     34,988       23,722
 Prepaid expenses and other current assets..........      1,447          338
                                                       --------      -------
  Total current assets..............................     61,702       35,596
Property and equipment, net.........................     18,563       10,208
Intangible assets, net..............................     33,600        9,495
Other assets........................................        713          440
                                                       --------      -------
  Total assets......................................   $114,578      $55,739
                                                       ========      =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Trade accounts payable.............................   $ 22,245      $ 6,666
 Accrued liabilities................................      4,050        3,107
 Income taxes payable...............................        118          762
 Current portion of long-term debt..................        112          367
 Current deferred income taxes......................         50          168
                                                       --------      -------
  Total current liabilities.........................     26,575       11,070
Long-term debt, less current portion................     45,737        9,464
Deferred income taxes...............................        629          629
Deferred compensation obligation....................      1,240          383
                                                       --------      -------
  Total liabilities.................................     74,181       21,546
                                                       --------      -------
Stockholders' equity:
 Common stock, $.01 par value; 100,000 shares autho-
  rized; 6,825 shares issued and outstanding........         68           68
 Additional paid-in capital.........................     32,974       32,854
 Retained earnings..................................      7,355        1,271
                                                       --------      -------
  Total stockholders' equity........................     40,397       34,193
                                                       --------      -------
  Total liabilities and stockholders' equity........   $114,578      $55,739
                                                       ========      =======

          See accompanying notes to consolidated financial statements.

                                  KEVCO, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                          ------------------- -----------------
                                            1997      1996      1997     1996
                                          --------- --------- -------- --------
                                                       (UNAUDITED)
Net sales................................ $  98,553 $  69,449 $271,957 $205,048
Cost of sales............................    85,728    58,866  235,138  174,114
                                          --------- --------- -------- --------
 Gross profit............................    12,825    10,583   36,819   30,934
Commission income........................     1,506     1,400    4,413    4,100
                                          --------- --------- -------- --------
                                             14,331    11,983   41,232   35,034
Selling, general and administrative ex-
 penses..................................    10,960     7,618   28,738   22,590
                                          --------- --------- -------- --------
 Operating income........................     3,371     4,365   12,494   12,444
Interest expense.........................       858       567    2,354    1,626
                                          --------- --------- -------- --------
 Income before income taxes..............     2,513     3,798   10,140   10,818
Income taxes.............................     1,006        10    4,056       30
                                          --------- --------- -------- --------
 Net income.............................. $   1,507 $   3,788 $  6,084 $ 10,788
                                          ========= ========= ======== ========
Earnings per share....................... $    0.22           $   0.88
                                          =========           ========
Weighted average shares outstanding......     6,892              6,916
                                          =========           ========
Pro forma information (Note 5)
 Historical income before income taxes...           $   3,798          $ 10,818
 Income tax expense adjustments..........               1,443             4,111
                                                    ---------          --------
 Pro forma net income....................           $   2,355          $  6,707
                                                    =========          ========
 Pro forma earnings per share............           $    0.46          $   1.32
                                                    =========          ========
 Weighted average shares outstanding.....               5,098             5,098
                                                    =========          ========



          See accompanying notes to consolidated financial statements.

                                  KEVCO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                NINE MONTHS
                                                              ENDED SEPTEMBER
                                                                    30
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
                                                                (UNAUDITED)
Cash flows form operating activities:
 Net income.................................................. $ 6,084  $10,788
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..............................   2,172    1,318
  Gain on sale of assets.....................................      (3)      (4)
  Deferred compensation obligation...........................     375       24
  Changes in assets and liabilities..........................  (2,390)    (415)
                                                              -------  -------
  Net cash provided by operating activities..................   6,238   11,711
Cash flows from investing activities:
 Purchase of Consolidated.................................... (13,420)     --
 Purchase of Bowen........................................... (19,115)     --
 Purchase of equipment.......................................  (2,000)  (1,086)
 Proceeds from sale of assets................................     806        4
 Increase in other assets....................................    (509)    (314)
                                                              -------  -------
  Net cash used by investing activities...................... (34,238)  (1,396)
Cash flows from financing activities:
 Proceeds (payments) on line of credit, net..................   4,600   (5,500)
 Proceeds from long-term debt................................  30,000      --
 Distributions paid..........................................     --    (5,915)
 Payments of long-term debt..................................  (8,721)     (99)
 Capital contributions.......................................     --        86
 Collections on loan to stockholder..........................     --       375
 Stock options exercised.....................................     120      --
                                                              -------  -------
  Net cash provided (used) by financing activities...........  25,999  (11,053)
                                                              -------  -------
Net decrease in cash and cash equivalents....................  (2,001)    (738)
Beginning cash and cash equivalents..........................   2,078      977
                                                              -------  -------
Ending cash and cash equivalents............................. $    77  $   239
                                                              =======  =======


          See accompanying notes to consolidated financial statements.

                                  KEVCO, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

2.ACQUISITIONS

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


  The following pro forma financial information combines the historical results of the Company as if the Consolidated Acquisition, the Bowen Acquisition and the initial public offering had occurred as of the beginning of each period presented:

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                               -----------------
                                                                 1997     1996
                                                               -------- --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
      Net sales............................................... $294,253 $305,379
      Net income.............................................. $  6,467 $ 10,001
      Earnings per share...................................... $   0.93 $   1.45

                                  KEVCO, INC.

                                  (UNAUDITED)

3.INITIAL PUBLIC OFFERING

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

4.INVENTORIES

  Inventories are comprised of the following (in thousands):

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
Raw materials........................................    $ 7,922      $ 4,385
Work-in process......................................        636          332
Finished goods.......................................      1,938        1,324
Goods held for resale................................     24,492       17,681
                                                         -------      -------
                                                         $34,988      $23,722
                                                         =======      =======

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

  The Company applied this change retroactively, which resulted in an increase in retained earnings of approximately $542,000 and $818,000 at January 1, 1997 and 1996, respectively. There was no material impact on net income or earnings per share for the three and six months ended June 30, 1997 and 1996.

5.PRO FORMA INFORMATION

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

                                  KEVCO, INC.

                                  (UNAUDITED)

6.INCOME TAXES

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

7.STOCKHOLDERS' EQUITY

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

8.CREDIT AGREEMENT

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

9.RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings Per Share
("Opinion 15"), and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period EPS data presented. The Company is currently evaluating SFAS 128. However, management does not believe that it will have a material impact on the consolidated financial statements of the Company.

                                  KEVCO, INC.

                                  (UNAUDITED)

  In February 1997, The FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129"). SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, Omnibus Opinion - 1966, and No. 15, Earnings per Share, and FASB Statement No. 47, Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards. This statement supersedes specific disclosure requirements of Opinions 10 and 15 and Statement 47 and consolidates them in this statement for ease of retrieval and for greater visibility to non-public entities. This statement is effective for financial statements for periods ending after December 15, 1997. It is not expected that the Company will experience any material revision in its disclosures when SFAS No. 129 is adopted.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. This statement has no impact on the financial condition or results of operations of the Company, but may require changes to the Company's disclosure requirements.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This statement need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. This statement has no impact on the financial condition or results of operations of the Company, but may require changes in the Company's disclosure requirements.

10.SUBSEQUENT EVENT

  On October 21, 1997, Kevco signed a definitive merger agreement with Shelter Components Corporation ("Shelter") for Kevco to acquire all the outstanding shares of Shelter. Pursuant to the agreement, Kevco will pay $17.50 per share for each share of common stock of Shelter which currently has approximately
7.8 million shares of common stock outstanding. The transaction will be a cash tender offer followed by a cash merger to acquire any shares not previously tendered. As a result of the transaction, Shelter will become a wholly-owned subsidiary of Kevco.

                                  KEVCO, INC.

                                  (UNAUDITED)
  In connection with the acquisition of Shelter, Kevco has entered into an arrangement to amend its credit agreement with a bank at closing of the acquisition to allow for aggregate senior borrowings of up to $130 million. The aggregate amount will be comprised of a revolving credit facility of $35 million and a term loan facility of up to $95 million. The revolving credit facility will mature six years from date of closing and assuming a term loan facility of $95 million, the term loan scheduled repayments will be $0.55 million in 1998, $5.55 million in 1999, $8.05 million in 2000, $8.05 million in 2001, $10.55 million in 2002, $10.55 million in 2003 and $51.7 million in 2004. Borrowings under the revolving credit facility require monthly, bi-monthly or quarterly interest payments (depending on whether interest accrues based on the prime rate or LIBOR) calculated as a blend of the bank's prime rate and LIBOR based on pricing options selected by the Company plus a margin determined by operating statistics of the Company. Borrowings under the term loan facility require monthly, bi-monthly or quarterly interest payments (depending on whether interest accrues based on the prime rate or LIBOR) based on a blend of the bank's prime rate and LIBOR based on pricing options selected by the Company plus a margin determined by operating statistics of the Company. The term loan and revolving credit facility is secured by substantially all of the assets of the Company and its subsidiaries as well as the capital stock of such subsidiaries. The related credit agreement contains certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence of debt or liens, acquisitions of property and equipment, distributions to stockholders and certain events constituting a Change of Control (as defined in the agreement).

  In addition to the funds available under the amended credit facility, the Company will seek to issue senior subordinated notes in the aggregate principal amount of at least $100 million to complete the acquisition of the outstanding shares of Shelter. The term loan facility will be decreased to the extent the aggregate principal amount of the senior subordinated notes exceed $100 million. Such decreases will reduce the principal amount of the term loan facility due in 2004.

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

                                                 THREE MONTHS     NINE MONTHS
                                                     ENDED           ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                 --------------  --------------
                                                  1997    1996    1997    1996
                                                 ------  ------  ------  ------
Net sales.......................................  100.0%  100.0%  100.0%  100.0%
Cost of sales...................................   86.9    84.8    86.4    84.9
                                                 ------  ------  ------  ------
 Gross profit...................................   13.1    15.2    13.6    15.1
Commission income...............................    1.5     2.0     1.6     2.0
                                                 ------  ------  ------  ------
                                                   14.6    17.2    15.2    17.1
Selling, general and administrative expenses....   11.1    10.9    10.6    11.0
                                                 ------  ------  ------  ------
 Operating income...............................    3.5     6.3     4.6     6.1
Interest expense................................    1.0     0.8     0.9     0.8
                                                 ------  ------  ------  ------
 Income before income taxes.....................    2.5%    5.5%    3.7%    5.3%
                                                 ======  ======  ======  ======

 Comparison of Three Months Ended September 30, 1997 and 1996

  Net sales increased by $29.1 million, or 41.9%, to $98.5 million for the three month period ended September 30, 1997 from $69.4 million for the comparable 1996 period. The net sales increase primarily resulted from the effect of the Consolidated Acquisition and Bowen Acquisition (collectively, the "Acquisitions") consummated in February 1997. However, net sales, without the effect of the Acquisitions, decreased from $69.4 million in 1996 to $67.7 million in 1997, a decrease of 2.5%, which is less than the reported manufactured housing shipment decline of 3.4% from January through August 1997, as compared to the prior period. Sales to the manufactured housing industry represented approximately 90% for the three months ended September 30, 1997.

  Gross profit increased by $2.2 million, or 20.7%, to $12.8 million for the three month period ended September 30, 1997 from $10.6 million for the comparable 1996 period due primarily to the Acquisitions. Gross profit, as a percent of net sales, decreased to 13.1% for the three month period ended September 30, 1997 from 15.2% for the comparable 1996 period. The decrease in gross profit, as a percent of net sales, is a result of lower gross margins associated with the Consolidated Acquisition and lower margin dollars earned from wood products as a whole due to declining lumber prices throughout the three months ended September 30, 1997 (such wood products represent approximately 38% of net sales). To a lesser extent, gross margins from non-lumber related business decreased primarily as a result of temporary price increases of a major product line.

  Commission income increased by $0.1 million, or 7.1%, to $1.5 million for the three month period ended September 30, 1997 from $1.4 million for the comparable 1996 period. The increase was primarily attributable to the Company's expansion in commission-based distribution arrangements.

  Selling, general and administrative expenses increased by $3.3 million, or 43.4%, to $10.9 million for the three month period ended September 30, 1997 from $7.6 million for the comparable 1996 period. The increase was primarily due to increased sales volume related to the Acquisitions. Selling, general and administrative expenses, as a percent of net sales, increased to 11.1% for 1997 from 10.9% for the comparable 1996 period. Selling, general and administrative expenses, as a percent of net sales, is comparable to the prior period.

  Net income decreased by $0.8 million, or 34.8%, to $1.5 million for the three months ended September 30, 1997 from $2.3 million for the comparable 1996 period on a pro forma basis giving effect to the Company's conversion from an S corporation to a C corporation. The decrease is due primarily to lower gross margins as described above.

 Comparison of Nine Months Ended September 30, 1997 and 1996

  Net sales increased by $67.0 million, or 32.7%, to $272.0 million for the nine month period ended September 30, 1997 from $205.0 million for the comparable 1996 period. The net sales increase primarily resulted from the effect of the Acquisitions in February 1997. However, net sales, without the effect of the Acquisitions, decreased from $205.0 million to $196.6 million, a decrease of 4.1%, which is comparable to the reported manufacturing housing shipment decline of 3.4% from January through August 1997, as compared to the prior period. Sales to the manufactured housing industry represented approximately 90% for the nine months ended September 30, 1997.

  Gross profit increased by $5.9 million, or 19.1%, to $36.8 million for the nine month period ended September 30, 1997 from $30.9 million for the comparable 1996 period due primarily to the Acquisitions. Gross profit, as a percent of net sales, decreased to 13.6% for the nine month period ended September 30, 1997 from 15.1% for the comparable 1996 period. The decrease in gross profit, as a percent of net sales, is a result of lower gross margins associated with the Consolidated Acquisition and lower margin dollars earned from wood products as a whole due to declining lumber prices throughout the nine months ended September 30, 1997 (such wood products represent approximately 38% of net sales). To a lesser extent, gross margins from non-lumber related business decreased primarily as a result of temporary price increases of a major product line.

  Commission income increased by $0.3 million, or 7.3%, to $4.4 million for the nine month period ended September 30, 1997 from $4.1 million for the comparable 1996 period. The increase was primarily attributable to the Company's expansion in commission-based distribution arrangements.

  Selling, general and administrative expenses increased by $6.1 million, or 27.0%, to $28.7 million for the nine month period ended September 30, 1997 from $22.6 million for the comparable 1996 period. The increase was primarily due to increased sales volume due to the Acquisitions. Selling, general and administrative expenses, as a percent of net sales, decreased to 10.6% for 1997 from 11.0% for the comparable 1996 period. The decrease reflects the Company's continued efforts in increasing efficiency.

  Net income decreased by $0.6 million, or 9.0%, to $6.1 million for the nine months ended September 30, 1997 from $6.7 million for the comparable 1996 period on a pro forma basis giving effect to the Company's conversion from an S corporation to a C corporation. The decrease in net income is primarily attributable to lower gross margins as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company's growth has been financed through cash flow from operations, borrowings under its bank credit facilities and the expansion of trade credit. Net cash provided by operating activities was $6.2 million for the nine months ended September 30, 1997. The Company's capital expenditures were $2.0 million for the nine months ended September 30, 1997.

  In connection with the acquisition of Service Supply Systems, Inc. at June 30, 1995, the Company arranged for a term loan and a revolving credit facility with a bank in the aggregate amount of $35.0 million; the term loan comprising $15.0 million. In November 1996, the Company completed an initial public offering of 2,415,000 shares of the Company's stock (including an over-allotment option of 315,000 shares exercised in December 1996) for $12.00 per share, netting proceeds to the Company after underwriting discounts and expenses of approximately $26.0 million. A portion of the net proceeds of the public offering was used to repay all of the outstanding balance of the revolving credit facility and to permanently repay all of the outstanding balance under the term loan. In February 1997, the Company and its lender amended the credit agreement in order to fund the Acquisitions. The term debt was increased to $30.0 million and the revolving credit facility was increased to $35.0 million, each maturing in 2001. The term debt will be payable $0 in 1997; $2.0 million in 1998; $8.0 million in 1999; $10.0 million in 2000; and
$10.0 million in 2001. Interest is paid on the term loan at a blend of the bank's prime rate and LIBOR based on pricing options selected by the Company plus a margin based on operating statistics of the Company (6.98% at September 30, 1997). Borrowings under the revolving credit facility are due 2001, and require quarterly interest payments currently calculated as a blend of the bank's prime rate and LIBOR based on pricing options selected by the Company plus a margin determined by operating statistics of the Company (7.11% at September 30, 1997). The borrower under the credit facility is one of the Company's operating subsidiaries, and the obligations thereunder are guaranteed by the Company and each of its subsidiaries. The term debt and revolver are secured by substantially all of the assets of the Company and its subsidiaries as well as the capital stock of such subsidiaries. The related credit agreement contains certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence on debt or liens, acquisitions of property and equipment , distributions to shareholders and certain events constituting a Change of Control (as defined in such agreement).

  As an S corporation, the Company made distributions to its shareholders, including amounts equal to at least their federal and state income tax liabilities attributable to the Company's earnings. Distributions were generally made on a quarterly basis as needed to satisfy such tax liabilities. Concurrent with the consummation of its initial public offering in November 1996, the Company converted to a C corporation and is now subject to federal and certain state taxes. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future and intends to retain its earnings to support operations and finance expansion.

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

  For the nine months ended September 30, 1997, days sales in average receivables was approximately 22 days, days sales in average inventory was approximately 38 days and days sales in average payables was approximately 23 days.

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

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (A)     EXHIBITS
 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
  2.1    Merger Agreement, dated June 6, 1995 by and among Kevco, Inc. and
         Service Supply Systems, Inc., joined by a wholly-owned subsidiary of
         Kevco, Inc.(1)
  2.2    Form of Plan and Agreement of Merger (between Kevco, Texas, Inc. and
         Kevco Delaware, Inc.)(1)
  2.3    Form of Bill of Sale and General Assignment from Kevco Delaware, Inc., as Assignor, to Sunbelt Wood Components, Inc. as Assignee.(1)
  2.4    Form of Assumption Agreement between Kevco Delaware, Inc. and Sunbelt
         Wood Components, Inc.(1)
  2.5    Asset Purchase Agreement by and among Consolidated Forest Products,
         Inc., Consolidated Forest Products, L.L.C. and the members of
         Consolidated Forest Products, L.L.C.(2)
  2.6    Stock Purchase Agreement by and among Kevco Delaware, Inc. and the shareholders of Bowen Supply, Inc.(2)
  3.1    Articles of Incorporation of Kevco, Inc., as amended.(1)
  3.2    Bylaws of Kevco, Inc.(1)
  4.1    Form of certificate evidencing ownership of the Common Stock of Kevco,
         Inc.(1)
 10.1    Amendment No. 2 to 1995 Stock Option Plan (Amended and Restated 1995
         Stock Option Plan of Kevco, Inc.) and Supplementary Letter.(1)
 10.2    1996 Stock Option Plan of Kevco, Inc., as amended, and Supplementary
         Letter.(1)
 10.3    Form of Amended and Restated Employment Agreement between Gerald E.
         Kimmel and Kevco, Inc., joined therein by Kevco Delaware, Inc. and
         Sunbelt Wood Components, Inc.(1)
 10.4    Employment Agreement between C. Lee Denham and Kevco, Inc. dated June
         30, 1995.(1)
 10.5    Lease between K & E Land & Leasing and Kevco, Inc. dated December 1,
         1977.(1)
 10.6    Amendment No. 1 to Lease, by and between K & E Land & Leasing and
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

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
 10.16   Amendment No. 3 to Equipment Lease Agreement between K & E Land &
         Leasing and Kevco, Inc. dated May 23, 1994.(1)
 10.17   Deferred Compensation Agreement between Kevco, Inc. and Clyde A. Reed,
         Jr. dated May 24, 1977.(1)
 10.18   Amendment No. 1 to Deferred Compensation Agreement dated May  ,
         1980.(1)
 10.19   Amendment No. 2 to Deferred Compensation Agreement dated March 10,
         1992.(1)
 10.20   Amended and Restated Health and Accident Plan of Kevco, Inc.(1)
 10.21   Investment and Tax Advice Plan of Kevco, Inc.(1)
 10.22   Credit Agreement among Kevco Inc., certain Lenders and NationsBank of
         Texas, N.A., as Administrative Lender dated June 30, 1995.(1)
 10.23   First Amendment to Credit Agreement, dated as of September 1, 1995, among Kevco, Inc., the banks listed on the signature pages thereof, and NationsBank of Texas, N.A.(1)
 10.24   Second Amendment to Credit Agreement dated as of November 29, 1995, among Kevco, Inc., the banks listed on the signature pages thereof, and NationsBank of Texas, N.A.(1)
 10.25   Revolving Credit Note of Kevco, Inc. to NationsBank of Texas, N.A.
         dated September 1, 1995, in the amount of $14,285,714.28.(1)
 10.26   Term Loan Note of Kevco, Inc. to NationsBank of Texas, N.A. dated
         September 1, 1995 in amount of $10,714,285.72.(1)
 10.27   Revolving Credit Note of Kevco, Inc. to The Sumitomo Bank, Ltd. dated
         February 2, 1996 in the amount of $5,714,285.72.(1)
 10.28   Term Loan Note of Kevco, Inc. to The Sumitomo Bank, Ltd. dated
         February 2, 1996 in the amount of $4,285,714.28.(1)
 10.29   Paine Webber Standardized 401(K) Profit-Sharing Adoption Agreement
         (No. 005) (To be used with Basic Plan Document No. 03 Only) for Kevco,
         Inc. dated May 24, 1996 and Paine Webber Defined Contribution Plan.(1)
 10.30   Promissory Note of Gerald E. Kimmel to Kevco, Inc. dated October 26,
         1993 in the amount of $5,000,000.(1)
 10.31   Amendment No. 4 to Lease dated December 1, 1977 by and between K & E
         Land & Leasing and Kevco, Inc. dated October 26, 1993.(1)
 10.32   Assignment and Acceptance dated February 2, 1996 between The Daiwa
         Bank, Limited and The Sumitomo Bank, Ltd., Chicago, Branch.(1)
 10.33   Form of Tax Indemnification and Distribution Agreement.(1)
 10.34   Form of Promissory Note made by Kevco Texas, Inc. in the amount of
         $3,733,000 (the Prior S Corporation Earnings Note).(1)
 10.35   Form of Promissory Note made by Kevco Texas, Inc. (the Future S
         Corporation Earnings Note).(1)
 10.36   Form of Assignment of $5,000,000 Note made by Kevco, Inc. (n/k/a Kevco
         Texas, Inc.).(1)
 10.37   Form of Adoption Agreement by Kevco, Inc. and Kevco Texas, Inc. (re:
         1995 Stock Option Plan and 1996 Stock Option Plan).(1)
 10.38   Amendment No. 1 dated September 21, 1988, to Lease Agreement by 1741
         Conant Partnership as lessor and Kevco, Inc. (n/k/a Kevco Texas,
         Inc.).(1)
 10.39   Letter Agreement dated June 22, 1982, between Kevco, Inc.(n/k/a Kevco
         Texas, Inc.) and K & E Land & Leasing (re:lease rentals).(1)
 10.40   Letter Agreement dated October 1, 1996 by Kevco, Inc., K & E Land &
         Leasing, and 1741 Conant Partnership (re: lease rental).(1)

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------
 10.41   Form of Parent Pledge Agreement.(1)
 10.42   Consent and Waiver, dated as of October 21, 1996, by and among
         NationsBank of Texas, N.A., The Sumitomo Bank, Ltd. and Kevco Texas,
         Inc.(1)
 10.43   Amended and Restated Credit Agreement, dated as of February 27, 1997, by and among Kevco Delaware, Inc., certain lenders and NationsBank of
         Texas, N.A.(4)
 11.1    Computation of Earnings Per Common Share.(6)
 18.1    Letter on change in accounting principle.(5)
 27.1    Financial Data Schedule.(6)

--------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-11173), and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 27, 1997, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.
(6) Filed herewith.

(B)REPORTS ON FORM 8-K

  On March 13, 1997, the Company filed a Current Report on Form 8-K dated February 27, 1997, reporting the acquisitions of Consolidated Forest Products, L.L.C. and Bowen Supply, Inc. A Form 8-K/A dated February 27, 1997, was filed on May 8, 1997 to include the financial statements of the acquired businesses and the pro forma financial data for the year ended December 31, 1996 related to those acquisitions.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KEVCO, INC.

Date: OCTOBER 30, 1997

                                       By: /s/ Jerry E. Kimmel
                                          --------------------------------------
                                          Jerry E. Kimmel
                                          Chairman of the Board, President
                                          and Chief Executive Officer

Date: OCTOBER 30, 1997

                                       By: /s/ Ellis L. McKinley, Jr.
                                          --------------------------------------
                                          Ellis L. McKinley, Jr.
                                          Vice President, Chief Financial
                                          Officer, Treasurer and Director
                                          (Principal Financial Officer)

                                  KEVCO, INC.

                                 EXHIBIT INDEX

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
    11.1     Computation of earnings per common share.
    27.1     Financial Data Schedule.