Form 10-K405
period 1997-12-31
KEVCO INC
filed 1998-03-17
CIK 1021706

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                       or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___.
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

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                                         Name of each exchange
       Title of Each Class                                on which registered
       -------------------                                -------------------
           Common Stock,                                The Nasdaq Stock Market
    par value of $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x] No   .
                                               ---    --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of voting stock of the Registrant held by non-affiliates of the registrant was $52,793,228 on March 12, 1998, based on the closing price of the registrant's common stock on such date of $18.50 per share, as reported on The Nasdaq Stock Market.

     As of March 12, 1998, 6,831,159 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's annual report to shareholders for the year ended December 31, 1997 are incorporated by reference into Part II of this report, and portions of the proxy statement for the annual meeting of shareholders of the registrant to be held during 1998 are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.        BUSINESS.

GENERAL

     Kevco, Inc. ("Kevco" or the "Company," and includes, unless the context otherwise requires, its direct and indirect subsidiaries) is a leading wholesale distributor of building products to the manufactured housing and recreational vehicle (RV) industries. Except as otherwise indicated, information contained herein relating to Kevco is as of December 31, 1997, without giving pro forma effect to the acquisitions described below under the heading "Recent Acquisitions." Through its 47 distribution centers, the Company distributes more than 75,000 different inventory items to approximately 530 manufactured housing and RV and other manufacturing facilities throughout the United States. Kevco is one of only a few companies capable of providing national distribution of building products to the manufactured housing and RV industries. In addition, the Company also manufactures wood products, laminated wallboard, thermoformed bathtubs and shower enclosures for the manufactured housing industry. From 1993 to 1997, the Company's net sales increased from $80.3 million to $394.2 million, a compound annual growth rate of approximately 48.9%. Since its founding in 1964, the Company's growth has been fueled by internal growth and acquisitions. On November 6, 1996, the Company consummated its initial public offering.

     The Company believes that it provides a cost-effective form of distribution that offers value to both the Company's suppliers and producers of manufactured homes and RVs. Kevco believes that it provides significant benefits to its suppliers by placing large orders at regular intervals, thereby enabling its suppliers to achieve efficient and cost-effective production planning and economies of scale. In addition, Kevco markets and sells its suppliers' products directly to the manufactured housing and RV industries. As a result, the Company believes it reduces its suppliers' inventory carrying, marketing and distribution costs. The Company also believes that it provides significant benefits to its customers as a result of its ability to respond on a same day shipment basis to a majority of its customers' orders, thus reducing the amount of inventory they must maintain. Furthermore, Kevco assists its customers in inventory management, product support, training and implementing cost saving measures, all of which are services that the Company believes most building products manufacturers cannot provide in a cost-effective manner. The Company believes that the specialized product knowledge and high level of service provided by Kevco personnel result in strong relationships between Kevco and its suppliers and customers.

     The Company distributes a full line of plumbing fixtures and supplies as well as a variety of other building products, including insulation, roof shingles, patio doors, aluminum, vinyl and wood windows, wood and vinyl siding, fireplaces, electrical components and hardware, fasteners, power tools and mill supplies. The Company also manufactures wood products including roof trusses and lumber cut to customer specifications, laminated wallboard products, plastic injection molded products and thermoformed bathtubs, shower enclosures and tub wall surrounds. In 1997, approximately 32% of the Company's net sales were derived from plumbing products, 34% from wood products and 34% from other building products.


RECENT ACQUISITIONS

     On February 27, 1997, the Company consummated the acquisition of substantially all of the assets, and assumed certain liabilities, of Consolidated Forest Products, L.L.C. ("Consolidated Forest"), an Alabama limited liability company (a manufacturer of wood products for the manufactured housing industry) in exchange for approximately $13.0 million in cash and two promissory notes in the aggregate original principal amount of approximately $0.7 million. On February 28, 1997, the Company consummated the acquisition of all of the outstanding stock of Bowen Supply, Inc. ("Bowen"), a Georgia corporation (a wholesale distributor of building products to the manufactured housing and RV industries) in exchange for approximately $18.0 million in cash and promissory notes in the aggregate original principal amount of $1.5 million.

     On December 1, 1997, the Company consummated the acquisition of approximately 95.5% of the then issued and outstanding shares of common stock of Shelter Components Corporation ("Shelter") pursuant to a tender offer; the Company acquired the remaining untendered shares through a subsequent merger for a like price. The total purchase price of the Shelter acquisition was approximately $144.8 million. On June 27, 1997, Shelter consummated the acquisition of the net assets of Plastic Solutions, Inc. ("PSI"), a manufacturer of plastic injection molded plastic parts, for approximately $0.9 million in cash and $3.5 million in notes payable to the sellers.

     On December 12, 1997, the Company consummated the acquisition of the inventory and certain distribution rights of certain building products distributed by the manufactured housing and recreational vehicle division of Shepherd Products Company for a cash purchase price payable at closing of $6.0 million, with an additional $2.0 million payable over a five year period following the acquisition and an additional $2.0 million payable over a period of up to seven years upon the satisfaction of certain conditions.

INDUSTRY

     For the year ended December 31, 1997, approximately 88% of the Company's net sales were to producers of manufactured homes. A manufactured home is a complete single-family residence that is built in a factory and transported to a site. Manufactured homes offer most of the amenities of, and are generally built with the same materials as, site-built homes.

     Manufactured housing has historically served as one of the most affordable alternatives for the home buyer. According to the U.S. Department of Commerce, in 1996 the average cost per square foot was $25.18 for a single-section manufactured home and $29.56 for a multi-section manufactured home, as compared to an average cost of $58.66 per square foot for a site-built home, each excluding land costs. In 1996, reported sales of new manufactured homes totaled approximately $14.0 billion (at retail). Approximately 353,000 manufactured homes were reported as shipped in 1997 (which would represent approximately 30.6% of all new single family homes sold in 1997). Reported shipments of new manufactured homes experienced compound annual growth of approximately 8.6% for the four years ended December 31, 1997.

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

     The ten highest volume producers of manufactured homes in 1996 reportedly accounted for approximately 71% of total manufactured home shipments in that year. Management believes that only a few distributors are capable of distributing a broad line of building products to meet the needs of these manufacturers on a national basis.

     For the year ended December 31, 1997, approximately 7% of the Company's net sales were to producers of RVs. RVs are motorized and non-motorized vehicles that provide comfortable, self-contained living facilities for short periods of time, but are not generally designed for permanent living. RV shipments to retailers reportedly totaled approximately $12.4 billion (at retail) in 1996. Although reported RV shipments declined approximately 6.0% in 1997, the RV industry has experienced compound annual growth in reported shipments of approximately 1.1% since 1993. Historically, demand for RVs has been influenced by a number of factors, including the availability and terms of financing to dealers and retail purchasers, the abundance of motor vehicle fuels and fuel prices, as well as general economic conditions.

BUSINESS STRATEGY

     Kevco's primary objective is to maintain and strengthen its position as the leading national distributor of building products to the manufactured housing and RV industries. The Company intends to continue to pursue this objective through a combination of internal growth and selective acquisitions. To achieve its objective, the Company has adopted a strategy based on the following key elements:

     Provide Superior Customer Service. The Company believes its success is primarily attributable to its emphasis on customer service and that providing a high level of customer service leads to long-term relationships with customers. The Company's operating philosophy is based on a commitment to Total Quality Management, which emphasizes at every level an awareness of, and accountability for, customer needs and effective communication both internally and externally. Consistent with this commitment, the Company strives to achieve maximum responsiveness to customer orders and to assist its customers in controlling costs, improving their materials resource planning and facilitating their just-in-time inventory procurement needs. The Company's sales representatives, who have an average of approximately ten years of experience with the Company, play an important role in training customers in the proper installation of products and assisting in their inventory management.

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

     Expand Manufacturing Capabilities. The Company intends to expand its manufacturing capabilities through internal growth and opportunistic vertical acquisitions. By manufacturing certain of its own products, the Company believes it can achieve greater profitability from its sales, while obtaining direct control over product availability and quality. The Company currently operates six wood products manufacturing facilities and plans to expand to new markets, including opening a new manufacturing facility in North Carolina by the end of the second quarter of 1998. Through the Shelter acquisition, the Company obtained additional manufacturing platforms, including plastic thermoforming, injection molding and laminated wallboard operations. The Company believes that there are significant opportunities to grow its manufacturing business through additional acquisitions and new facilities.

     Pursue Opportunistic Acquisitions. The Company intends to selectively explore the acquisition of other distributors and manufacturers of building products. The Company seeks to acquire distributors that offer complementary product lines to extend its existing offerings and realize significant operating synergies.

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

     Cost Saving Measures. The Company's sales force also works with the Company's customers and suppliers in suggesting and implementing cost saving measures. Kevco actively works to find ways for producers of manufactured homes or RVs to reduce the number of stock-keeping units ("SKUs") they use in production in order to further reduce their inventories. In its wood products operations, Kevco builds steel forms to its customers' specifications to ensure the dimensional tolerances of the roof trusses it manufactures, as strict adherence to design specifications translates into reduced manufacturing costs for Kevco's customers. Additionally, developing and following QS-9000 based policies and procedures has provided substantial savings on the products produced by PSI, and the engineering staff of PSI is prepared to assist customers with part consolidation and redesign.

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

PRODUCTS

     The Company believes it distributes one of the most comprehensive product lines to the manufactured housing and RV industries. Prior to the acquisition of Shelter, Kevco distributed approximately 10,000 SKUs and Shelter distributed approximately 62,000 SKUs. Some of Kevco's and Shelter's SKUs overlap, and the Company intends to rationalize and reduce total SKUs as Shelter is integrated into the Company's operations. The following is a brief description of the products the Company distributes:

     Plumbing Products. Kevco distributes a wide variety of plumbing fixtures and supplies including tubs, toilets, faucets, ABS pipe, connectors, fittings, drain waste vent systems and potable water systems. Kevco supplies substantially everything necessary to carry water into and out of a manufactured home or RV.

     Building Products. Kevco distributes a wide variety of building products, including vinyl, aluminum and wood windows, wood moulding, exterior wood and vinyl siding, visqueen, gypsum board, parquet wood flooring, insulation, roof shingles, patio doors, fireplaces, kitchen cabinetry and water heaters (under an exclusive arrangement with State Industries).

     Wood Products. Kevco, through Sunbelt, manufactures roof trusses and lumber cut to customer specifications for use in manufactured homes. Roof trusses are rectangular or triangular structures that form the principal roof support for a manufactured home. Kevco also distributes plywood and mill direct lumber.

     Hardware, Fasteners, Power Tools and Mill Supplies. Kevco distributes screws, bolts and nuts of various sizes and dimensions, lock sets, cabinet door pulls, hinges, door slides and drapery hardware, stationary power tools, table saws, hoists and related equipment used in the manufactured home and RV manufacturing cycle, including complete plant set-ups, plastic film, tape, glue, caulking, chemicals and abrasives.

     Electrical Components. Kevco distributes electrical components, including wire, wiring devices, power generators, load-centers, circuit breakers, panels, air conditioners, mill supplies and machinery.

     Thermoformed Products. Kevco, through its Better Bath subsidiary, manufactures and distributes bathtubs, shower enclosures and tub wall surrounds for the manufactured housing and RV industry using the thermoforming process.

     Laminated Wallboards. Kevco, through its Design Components subsidiary, manufactures and distributes laminated wallboard products primarily for the manufactured housing and RV industries and, to a lesser extent, manufactures laminated wall shelving systems for the retail home improvement industry.

     Plastic Injection Molded Products. Kevco, through its PSI subsidiary, manufactures custom thermoplastic injection molded products for the automotive, sporting goods, medical and manufactured housing industries. PSI also designs parts and builds injection molds for its customers.

SALES AND MARKETING

     Kevco's marketing programs center on fostering strong customer relationships and providing superior customer service. Kevco believes its competitive advantage lies in its breadth of product offerings and the knowledge and expertise of its sales representatives, as well as its just-in-time delivery capabilities, regular calling program, dedication to Total Quality Management and competitive pricing.

     The Company's national accounts are each supported by a senior account executive. As a company, Kevco provides technical support through its marketing group and service support through its local business units, each unit being supported by a sales manager and an operational manager. Each customer within a business unit's geographical reach is contacted weekly by the Company's local sales team. Because of the specific nature of the wood products business, these sales forces generally work independently. Each sales representative works within an assigned sales territory associated with one of Kevco's distribution centers or manufacturing facilities and is actively supported by a manager at such distribution center or facility.

     Sales representatives, consisting of salespersons and sales managers, are all Company employees and are generally compensated on a salary and incentive-based compensation arrangement. The incentive portion of a salesperson's compensation is based on a percentage of the profits of the sales region "profit center" in which that salesperson operates. The incentive portion of the sales manager's compensation is determined by a variety of factors, which include the profit center's sales and returns as well as a discretionary element.

     Kevco maintains active customer relationships with approximately 530 manufactured home production plants and RV production plants in 45 states. The Company's two largest customers, Champion Enterprises, Inc. and Fleetwood Enterprises, Inc., accounted for approximately 14% each of Kevco's net sales in 1997. Although the Company has ongoing supply relationships with these customers, it does not have a formal supply contract with these customers or most of its other customers. The Company's business could be adversely affected if these customers, or other major customers, substantially reduced or discontinued purchases from the Company. Further, the Company can give no assurance that its sales to such customers will continue at historical levels. The Company believes that it has good relationships with each of its manufactured home and RV customers.

DISTRIBUTION

     Kevco distributes products through 47 distribution centers strategically located near its customers' manufacturing plants in order to provide prompt delivery and responsive customer service. In most cases, the Company's desired service area is within a 250-mile radius of each distribution center. The Company generally uses a decentralized management structure that emphasizes individual distribution center profit-and-loss responsibility. A distribution center is typically comprised of warehouse and receiving space, secure outdoor holding space and office space. Local sales efforts are coordinated and supported at the distribution centers. The remaining distribution center activities relate to receiving, storing and delivering products.

     Substantially all of Kevco's distribution centers (other than those recently acquired in connection with the acquisition of Shelter which will be consolidated into Kevco's management information systems during 1998) are equipped with real-time management information systems that allow the distribution centers to control and monitor inventory levels, perform invoicing and order entry, and establish delivery schedules and routes. Corporate management also uses the Company's information system to monitor sales, inventory and profitability by distribution center. By utilizing its computerized inventory management system, the Company is able to accurately predict inventory turns and minimize inventory levels. Each morning, management is supplied with detailed accounts receivable aging and inventory status reports from each distribution center. The Company is currently implementing an improved management information system with a particular focus on inventory management, which will allow managers to create customized, Windows-based reports and to obtain faster access to detailed inventory data. The Company anticipates that the upgrade will be completed within the next two years.

     Inventories are kept on the perpetual method, with daily physical counts of at least five items in each warehouse. A complete physical inventory count is performed twice a year. For book and tax purposes, the Company records purchased inventories under the FIFO method.

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

PURCHASING AND SUPPLIERS

     Kevco obtains its products from more than 2,000 different manufacturers. As a distributor, Kevco plays a valued role in linking product manufacturers with customers and provides the level of customer service and just-in-time delivery its customers require. Kevco's position in the marketplace and financial condition have enabled it to take advantage of volume discounts, product promotions and other buying opportunities from suppliers, which allow the Company to market a wide variety of products to its customers at attractive prices.

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

     Kevco continuously seeks to expand the variety of products it sells. While the loss of a major supplier could have a material adverse effect on the Company's business, the Company believes alternative suppliers for similar products in each of its product lines are available. In addition, raw material used by the Company for its manufactured products are generally available from a number of sources and loss of any one source would not have a material adverse effect on the Company. The Company believes its relations with its suppliers are good.

     The Company has established a Supplier Certification Program, in which the Company identifies the performance level of a supplier to Kevco and benchmarks such performance on a regular basis. Such benchmarking criteria include minimum order fill rates and other factors.

MANUFACTURING

     Kevco manufactures wood products, laminated wallboard products, plastic injection molded products and thermoformed bathtubs, shower enclosures and tub wall surrounds.

     The Company manufactures wood products for distribution principally to producers of manufactured homes. Kevco's wood products include roof trusses and lumber cut to customer specifications for structural support within the manufactured home unit. Each of the Company's roof trusses is built to meet the customer's specific requirements.

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

     The Company's wood products customers include producers of manufactured homes as well as contract, "cut-to-order" customers outside of the manufactured housing industry. Substantially all of Kevco's wood product sales are to manufactured home producers. Kevco has roof truss manufacturing facilities in Spruce Pine, Alabama, Ashburn, Georgia, Waco, Texas, Haleyville, Alabama and Baxter, Tennessee. The Company opened a new facility in Arizona in January 1998 and is planning to open a new facility in North Carolina by the end of the second quarter of 1998.

     The Company manufactures laminated wallboard products through Design Components, a wholly-owned subsidiary, primarily for the manufactured housing and RV industries and, to a lesser extent, manufactures laminated wall shelving systems for the retail home improvement industry. Decorative paper or vinyl wall coverings are laminated onto 4' x 8' sheets of gypsum, MDF or lauan and are shipped directly to the customers from one of Kevco's five manufacturing facilities located in Indiana, Georgia, Tennessee and Texas (2 plants).

     The Company, through its wholly-owned subsidiary Better Bath, manufactures bathtubs, shower enclosures and tub wall surrounds for the manufactured housing and RV industry using the thermoforming process. Thermoforming is the heating of plastic sheet to a softening temperature and forcing the hot flexible material over a mold by the use of mechanical and vacuum pressure. Allowed to cool, the plastic retains the shape and detail of the mold.

     The Company, through its injection molding subsidiary, designs, builds and molds high tolerance functional component parts. The process uses custom built molds and thermoplastic molding machines to liquefy, inject and form parts for its customers. This process can accommodate small and large parts and hold tolerances up to .002 of an inch. PSI has 27 molding machines ranging in size from 35 ton to 700 ton of clamp pressure.

     In June 1995, the Company acquired Sunbelt Wood Components in connection with its acquisition of Service Supply, which added wood products manufacturing for the manufactured housing and RV industries to its operations. In February 1997, the Company acquired Consolidated Forest, which substantially strengthened the Company's position in this wood products industry. The acquisition of Shelter furthered the Company's vertical integration strategy through the addition of manufacturing platforms in laminated wallboard products, plastic injection molded products and thermoformed bath products. The Company intends to continue to seek vertical acquisitions on a selective basis as opportunities arise.

WARRANTY AND RETURNS

     Kevco's customers generally rely on the warranties issued by the manufacturer of the products sold by the Company. Kevco generally provides a one year limited warranty on the products it sells, which warranty covers the product and service calls. The Company's warranty on the product itself is generally not utilized because the product manufacturer provides a more comprehensive warranty. The Company's warranty expense in 1997 was negligible. Kevco also has an informal, unwritten return policy under which, for one year following sale, Kevco will generally accept the nonwarranty return of unused products, after inspection by Kevco personnel, for a restocking charge.

     In the event a manufactured home experiences a failure of a roof truss manufactured by the Company, the Company will inspect the home to determine whether there is a covered defect in the roof truss. If a covered defect is discovered, the Company generally pays to replace the roof truss and the roof. The Company has only had one such claim in the past three years. The Company also maintains a limited warranty on its thermoformed products, which generally ranges from one to five years, covers defects in materials and workmanship by repair or replacement of the defective item and excludes labor and consequential damages.

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

EMPLOYEES

     As of December 31, 1997, the Company employed 2,107 persons. The Company is a party to (i) a collective bargaining agreement, which covered, as of December 31, 1997, 11 employees at one of the Company's facilities in Elkhart, Indiana and (ii) a two-year collective bargaining agreement effective February 1, 1997, which covers certain employees at a plastics operation plant in Texas. The Company has not experienced any work stoppages as a result of labor disputes and the Company considers its employee relations to be good.

REGULATION

     The Company's suppliers and customers are subject to a variety of federal, state and local laws and regulations. The National Manufactured Housing Construction and Safety Standards Act of 1974 and regulations promulgated thereunder by HUD impose comprehensive national construction standards for manufactured homes and preempt conflicting state and local regulations. HUD has adopted regulations that divide the United States into three "Wind Zones" and impose more stringent construction standards for homes to be sold in areas designated as Wind Zones II or III. These regulations have resulted in higher manufacturing and dealer costs. The Company cannot predict if additional regulations will be adopted or the effect any such regulations would have on the Company. To the extent regulations make manufactured housing less competitive with other housing alternatives, the Company's operations could be negatively impacted.

EXECUTIVE OFFICERS

Name                     Age Position
----                     --- --------

Jerry E. Kimmel......... 60  Chairman of the Board, President and
                             Chief Executive Officer

Clyde A. Reed, Jr....... 62  Executive Vice President, Chief Operating Officer
                             and Director

Ellis L. McKinley, Jr... 46  Vice President, Chief Financial Officer, Treasurer
                             and Director

Richard S. Tucker....... 53  Secretary and Director

C. Lee Denham........... 49  President, Sunbelt

Gregory G. Kimmel....... 29  Senior Vice President, Corporate Development and
                             Director

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

     Clyde A. Reed, Jr. joined the Company in 1965 and has served as Executive Vice President since 1986 and Chief Operating Officer since 1991. From 1978 to 1986, Mr. Reed served as Vice President of the Company. Mr. Reed has served as a director of the Company since November 1996.

     Ellis L. McKinley, Jr. joined the Company in 1995, has served as Vice President and Chief Financial Officer since such time and has served as director and Treasurer of the Company since November 1996. From 1994 to 1995, Mr. McKinley was Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Renters Choice, Inc. From 1976 until 1994, Mr. McKinley was employed with Grant Thornton, a public accounting firm in Dallas, Texas, where he served as an audit partner from 1987 through 1994. Mr. McKinley received his B.B.A. in Accounting from the University of Texas in 1976.

     Richard S. Tucker has served as a director of the Company since 1976, as an assistant secretary of the Company since 1988 and as the Secretary of the Company since November 1996. Since 1995, Mr. Tucker has been a partner in the law firm of Jackson Walker L.L.P., the Company's outside legal counsel. From 1984 to 1995, Mr. Tucker was a member of the law firm of Simon, Anisman, Doby, & Wilson, a Professional Corporation, located in Fort Worth, Texas. Mr. Tucker received his B.B.A. in Accounting from the University of Texas in 1966 and his J.D. from Southern Methodist University School of Law in 1969.

     C. Lee Denham has served as President of Kevco's Sunbelt subsidiary since November 1996 and as Vice President of the Sunbelt division of Kevco from 1995 to November 1996. Mr. Denham was division manager of Sunbelt from 1991 to 1995. From 1981 to 1991, Mr. Denham was President of Sunbelt. From 1970 until founding Sunbelt in 1981, Mr. Denham was employed by Universal Forest Products, Inc. Mr. Denham received his B.B.A. in Marketing from the University of Georgia in 1970.

     Gregory G. Kimmel joined the Company in 1994 and has served as Vice President since January 1996, as Vice President, Corporate Development since August 1997, Senior Vice President, Corporate Development since January 1998 and as a director of the Company since May 1997. Mr. Kimmel received his B.S. in Education from McMurry University in 1994. Gregory G. Kimmel is the son of Jerry E. Kimmel, the Chairman, President and Chief Executive Officer of the Company.

                 FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     This report contains forward-looking statements that involve risks and uncertainties. Actual results could differ from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report.


SUBSTANTIAL LEVERAGE

     The Company has a substantial amount of indebtedness. As of December 31, 1997, the Company had approximately $194.2 million of consolidated indebtedness and a ratio of debt to total capitalization of 82.7%. The degree to which the Company is leveraged could have important consequences to the Company including the following: (i) funds available to the Company for its operations and general corporate purposes or for capital expenditures will be reduced as a result of the dedication of a substantial portion of the Company's consolidated cash flow from operations to the payment of the principal and interest on its indebtedness, (ii) the Company may be more highly leveraged than certain of its competitors, which may place it at a competitive disadvantage, (iii) the agreements governing the Company's and its subsidiaries' long-term indebtedness and bank loans contain restrictive financial and operating covenants, and an event of default (not cured or waived) under financial and operating covenants contained in the Company's or its subsidiaries' debt instruments could occur and have a material adverse effect on the Company, (iv) certain of the borrowings under debt agreements of the Company's subsidiaries have floating rates of interest, which causes the Company and its subsidiaries to be vulnerable to increases in interest rates and (v) the Company's substantial degree of leverage could make it more vulnerable to a downturn in general economic conditions.

     The ability of the Company and its subsidiaries to make principal and interest payments under long-term indebtedness and bank loans will be dependent upon their future performance, which is subject to financial, economic and other factors affecting the Company and its subsidiaries, some of which are beyond their control. There can be no assurance that the current level of operating results of the Company and its subsidiaries will continue to improve. The Company believes that it will need to access the capital markets in the future in order to provide the funds necessary to repay a significant portion of its indebtedness. There can be no assurance that any such refinancing will be possible or that any additional financing can be obtained, particularly in view of the Company's anticipated high levels of debt and the debt incurrence restrictions under its existing debt agreements. If no such refinancing or additional financing were available, the Company and/or its subsidiaries could default on their respective debt obligations. In such case, virtually all other debt of the Company and its subsidiaries could be immediately due and payable.

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


CYCLICAL NATURE AND SEASONALITY OF THE MANUFACTURED HOUSING AND RV MARKETS

     Approximately 87% of the Company's net sales for the year ended December 31, 1997, were to producers of manufactured homes and RVs. The manufactured housing market historically has been cyclical and is influenced by many of the same national and regional economic and demographic factors that affect the broader housing market, including consumer confidence, interest rates, availability and terms of financing, regional population and employment trends, availability and cost of alternative housing and general economic conditions, including recessions. The RV market has also historically been cyclical and is also influenced by factors such as interest rates, availability and terms of financing and general economic conditions, as well as gasoline prices. The Company may be adversely affected by these factors. The Company's operating results for the past few years do not reflect the seasonality that historically has been seen in the manufactured housing and RV industries.


GROWTH THROUGH ACQUISITIONS

     Part of the Company's business strategy is to grow through strategic acquisitions. There can be no assurance that Kevco will be able to identify attractive or willing acquisition candidates or that it will be able to successfully integrate the operations of any companies it acquires. In addition, there can be no assurance that such acquired companies would perform in accordance with management's expectations or that the Company would not encounter unanticipated problems or liabilities. Also, if Kevco does not have sufficient cash resources for any acquisition, its growth could be limited. There can be no assurance that Kevco will be able to obtain adequate financing for any acquisition or that, if available, such financing will be on terms acceptable to Kevco. The Company's senior credit facilities require the consent of the Company's lenders prior to the consummation of certain acquisitions. There can be no assurance such consents will be granted any time they are required or that Kevco will be able to successfully implement its acquisition strategy.

RISKS RELATED TO THE INTEGRATION OF KEVCO AND SHELTER

     The Shelter acquisition involves the integration of two companies that have previously operated independently. The assimilation of the companies may be difficult and will require integration and coordination of the Company's product offering, management, systems, manufacturing and sales and marketing efforts.
In addition, the process of integrating the operations of Kevco and Shelter will require substantial attention from management and could cause the interruption of, or a loss of momentum in, the business activities of the Company, which could have an adverse effect on the Company's financial position, results of operations and cash flows. Accordingly, no assurance can be given that difficulties will not be encountered in integrating the operations of Kevco and Shelter or that the efficiencies and benefits expected from such integration will be realized.

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


ITEM 2.        PROPERTIES

FACILITIES

     The following table sets forth certain information with respect to the Company's distribution and manufacturing facilities, which are leased unless otherwise indicated. The Company also leases its executive offices of approximately 12,000 square feet in Fort Worth, Texas, offices of 1,300 square feet in Atlanta, Georgia and the location that formed the executive offices of Shelter, of approximately 19,000 square feet, in Elkhart, Indiana. Substantially all of the Company's assets, including its owned facilities and its leasehold interests, are encumbered by liens granted under security agreements in favor of the Company's lenders under the Company's senior credit facilities.

                                     APPROXIMATE
LOCATION                             SQUARE FEET                 FUNCTION
--------                             -----------                 --------
Alabama
 Bear Creek*........................    50,000                  Distribution
 Bear Creek*........................    90,000                  Distribution
 Haleyville*........................    86,000                  Distribution
 Haleyville.........................   146,000                  Manufacturing
 Haleyville.........................    44,000                  Manufacturing
 Phil Campbell......................    30,000                  Manufacturing
 Spruce Pine*.......................    54,000                  Manufacturing
Arizona
 Phoenix............................    70,000                  Distribution
 Phoenix............................    59,000                  Distribution
 Glendale*..........................    45,000                  Manufacturing
California
 Riverside..........................    35,000                  Distribution
 San Bernardino.....................    42,000                  Distribution
 Woodland...........................    18,000                  Distribution
Colorado
 Fort Morgan........................    13,000                  Distribution
Florida
 Lakeland...........................    36,000                  Distribution
 Ocala*.............................    50,000                  Distribution
Georgia
 Americus...........................     6,000                  Distribution
 Ashburn*...........................   100,000                  Manufacturing
 Cordele*...........................    60,000                  Distribution
 Douglas............................    72,000                  Distribution
 Tifton*............................    22,000                  Manufacturing
 Valdosta...........................    73,000                  Distribution
Idaho
 Caldwell...........................    24,000                  Distribution
Indiana
 Elkhart............................    61,000                  Distribution
 Elkhart............................    90,000                  Distribution
 Elkhart............................    35,000                  Distribution
 Elkhart............................    57,000                  Distribution
 Elkhart*...........................    91,000                  Distribution
 Elkhart............................    15,000                  Distribution
 Elkhart*...........................    65,000                  Distribution
 Elkhart*...........................    70,000                  Distribution
 Elkhart*...........................    22,000                  Distribution
 Elkhart............................     8,000                  Distribution

 Elkhart*...........................    74,000                  Manufacturing
 Elkhart*...........................    20,000                  Manufacturing
 Plymouth...........................     5,000                  Distribution
 South Bend.........................    43,000                  Manufacturing
 Warsaw.............................    10,000                  Distribution
Kansas
 Newton.............................    38,000                  Distribution
 Newton*............................    85,000                  Distribution
Michigan
 Edwardsburg*.......................    70,000                  Manufacturing
 Edwardsburg........................     7,000                  Manufacturing
Minnesota
 Redwood Falls*.....................    24,000                  Distribution
 Worthington........................    15,000                  Distribution
New Mexico
 Albuquerque........................    16,000                  Distribution
 Albuquerque........................    15,000                  Distribution
North Carolina
 Albemarle..........................    62,000                  Distribution
 Concord*...........................    65,000                  Distribution
 Richfield*.........................    44,000                  Distribution
Oregon
 Milwaukee..........................    38,000                  Distribution
 Tigard.............................    23,000                  Distribution
Pennsylvania
 Lancaster..........................   119,000                  Distribution
 Leola..............................    11,000                  Distribution
 Leola..............................    26,000                  Distribution
Tennessee
 Baxter.............................    55,000                  Manufacturing
 Cookeville.........................    30,000                  Distribution
 Madisonville.......................    38,000                  Manufacturing
 Morristown.........................    42,000                  Distribution
Texas
 Fort Worth.........................   110,000                  Distribution
 Hillsboro*.........................    48,000                  Distribution
 Mansfield*.........................    25,000                  Manufacturing
 Temple.............................    44,000                  Manufacturing
 Waco...............................    90,000                  Distribution
 Waco...............................   135,000                  Manufacturing
 Waxahachie*........................   192,000                  Manufacturing

--------------------
*   Company owned facility.

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


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS.


     The Company's Common Stock has been traded on The Nasdaq Stock Market under the symbol "KVCO" since November 1, 1996. The high and low sales prices for the Common Stock for the balance of the fourth quarter of 1996 following the Company's initial public offering and for the year ended December 31, 1997 is set forth below.

                                                        High    Low
                                                        ----    ---
   Fiscal year ended December 31, 1996

     4/th/  Quarter (beginning November 1, 1996)        $14.75  $12.00

   Fiscal year ended December 31, 1997

     1/st/ Quarter                                      $18.75  $13.75

     2/nd/ Quarter                                      $15.50  $12.25

     3/rd/ Quarter                                      $14.38  $10.13

     4/th/ Quarter                                      $17.88  $11.88

     On March 12, 1998, the last reported sale price of the Common Stock on The Nasdaq Stock Market was $18.50 and as of such date there were approximately 41 shareholders of record of the Common Stock and approximately 725 beneficial owners. The Company's transfer agent is ChaseMellon Shareholder Services, L.L.C.

     Prior to the consummation of the Company's initial public offering, the Company's business was operated through an S corporation under Subchapter S of the Internal Revenue Code and the Company made distributions to its shareholders in amounts equal to at least the shareholders' tax liabilities attributable to the Company's earnings. The Company's indenture dated as of December 1, 1997 related to the issuance of $105 million of 10 3/8% senior subordinated notes due 2007 ("Indenture") and the Company's credit agreement generally prohibit the payment of dividends by the Company on its common stock. Additionally, the Indenture restricts the payment of dividends by restricted subsidiaries to the Company. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future and intends to retain its earnings to support operations and finance expansion.


ITEM 6.        SELECTED FINANCIAL DATA.


     The selected financial information required by this item is included in the Company's 1997 Annual Report to Shareholders (the "1997 Annual Report") under the heading "Selected Consolidated Financial Data." Such information is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The information required by this item is included in the 1997 Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such information is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     The financial statements and supplementary data required by this item are included in the Company's 1997 Annual Report and are incorporated herein by reference, as indicated in the following Index to Financial Statements.

INDEX TO FINANCIAL STATEMENTS AND
---------------------------------                             1997
FINANCIAL STATEMENT SCHEDULES                          ANNUAL REPORT PAGE
-----------------------------                          ------------------

Report of Independent Accountants
        (Coopers & Lybrand L.L.P.)....................        41
Consolidated Balance Sheets at
        December 31, 1997 and 1996....................        27
Consolidated Statements of Income for the Years
        Ended December 31, 1997, 1996 and 1995........        28
Consolidated Statements of Stockholders' Equity for
        the Years Ended December 31, 1997, 1996
        and 1995......................................        29
Consolidated Statements of Cash Flows for the
        Years Ended December 31, 1997, 1996 and
        1995..........................................        30
Notes to Consolidated Financial Statements                    31

     All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure during the years ended December 31, 1997 and 1996.

                                   PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning the directors of the Company is set forth in the proxy statement to be delivered to shareholders in connection with the Company's annual meeting of shareholders to be held in May 1998 (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this report, which information is incorporated herein by reference.


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


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information concerning relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions" or under the heading "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

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

     (b)  Reports of Form 8-K:

          The Company filed a Current Report on Form 8-K dated November 6, 1997, announcing plans to issue senior subordinated notes due 2007.

          On December 16, 1997, the Company filed a Current Report on Form 8-K dated December 1, 1997, reporting the acquisition of approximately 95.5% of the common stock of Shelter Components Corporation through the consummation of a cash tender offer for a purchase price of $17.50 per share of common stock of Shelter. Financial statements of the Company and Shelter and the pro forma financial data for the year ended December 31, 1996, the twelve months ended September 30, 1997 and the nine months ended September 30, 1997 were included in this filing.


EXHIBIT
NUMBER  DESCRIPTION OF EXHIBITS
------- ----------------------------------------------
2.1 - Merger Agreement, dated June 6, 1995 by and among Kevco, Inc. and Service Supply Systems, Inc., joined by a wholly-owned subsidiary of Kevco, Inc.(1)

2.2 - Form of Plan and Agreement of Merger between Kevco Texas, Inc. and Kevco Delaware, Inc.(1)

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

2.7 - Agreement and Plan of Merger, dated as of October 21, 1997, between Kevco, Inc., SCC Acquisition Corp. and Shelter Components
        Corporation.(6)

3.1   - Articles of Incorporation of Kevco, Inc., as amended.(1)

3.2   - Bylaws of Kevco, Inc.(1)

3.3   - Certificate of Incorporation of Kevco Delaware, Inc.(9)

3.4   - Bylaws of Kevco Delaware, Inc.(9)

3.5   - Certificate of Incorporation of Sunbelt Wood Components, Inc.(9)

3.6   - Bylaws of Sunbelt Wood Components, Inc.(9)

3.7   - Articles of Incorporation of Bowen Supply, Inc. and amendments.(9)

3.8   - Bylaws of Bowen Supply, Inc.(9)

3.9   - Articles of Incorporation of Encore Industries, Inc.(9)

3.10  - Bylaws of Encore Industries, Inc.(9)

3.11  - Certificate of Limited Partnership of Shelter Distribution, L.P.(9)

3.12  - Limited Partnership Agreement of Shelter Distribution, L.P.(9)

3.13 - Articles of Restatement of the Articles of Incorporation of Shelter Newco, Inc. n/k/a Shelter Components Corporation.(9)

3.14  - Bylaws of Shelter Components Corporation.(9)

3.15  - Articles of Incorporation of BPR Holdings, Inc.(9)

3.16  - Bylaws of BPR Holdings, Inc.(9)

3.17 - Restated Articles of Incorporation of SC Acquisition Corp. n/k/a Shelter Components of Indiana, Inc. and amendment.(9)

3.18  - Bylaws of SC Acquisition Corp. n/k/a Shelter Components of Indiana,
        Inc.(9)

3.19 - Articles of Incorporation of MP Acquisition Corp. n/k/a Design Components, Inc. and amendments.(9)

3.20  - Bylaws of Design Components, Inc.(9)

3.21 - Articles of Incorporation of Duo-Form of Michigan, Inc. and amendments.(9)

3.22  - Bylaws of Duo-Form of Michigan, Inc.(9)

3.23 - Restated Charter of Danube Carpet Mills, Inc. n/k/a DCM, Inc. and amendments.(9)

3.24  - Bylaws of Danube Carpet Mills, Inc. n/k/a DCM, Inc.(9)

4.1 - Form of certificate evidencing ownership of the Common Stock of Kevco, Inc.(1)

10.1 - Amendment No. 2 to 1995 Stock Option Plan (Amended and Restated 1995 Stock Option Plan of Kevco, Inc.) and Supplementary Letter.(1)

10.2 - 1996 Stock Option Plan of Kevco, Inc., as amended, and Supplementary Letter.(1)

10.3 - Form of Amended and Restated Employment Agreement between Gerald E. Kimmel and Kevco, Inc., joined therein by Kevco Delaware, Inc. and Sunbelt Wood Components, Inc.(1)

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

10.34 - Form of Promissory Note made by Kevco Texas, Inc. in the amount of $3,733,000 (the Prior S Corporation Earnings Note).(1)

10.35 - Form of Promissory Note made by Kevco Texas, Inc. (the Future S Corporation Earnings Note).(1)

10.36 - Form of Assignment of $5,000,000 Note made by Kevco, Inc. (n/k/a Kevco Delaware, Inc.).(1)

10.37 - Form of Adoption Agreement by Kevco, Inc. and Kevco Texas, Inc. (re:
        1995 Stock Option Plan and 1996 Stock Option Plan).(1)

10.38 - Amendment No. 1 dated September 21, 1988, to Lease Agreement by 1741 Conant Partnership as lessor and Kevco, Inc. (n/k/a Kevco Delaware, Inc.).(1)

10.39 - Letter Agreement dated June 22, 1982, between Kevco, Inc. (n/k/a Kevco Delaware, Inc.) and K&E Land & Leasing. (re: lease rentals).(1)

10.40 - Letter Agreement dated October 1, 1996 by Kevco, Inc., K&E Land & Leasing, and 1741 Conant Partnership (re: lease rental).(1)

10.41 - Form of Parent Pledge Agreement.(1)

10.42 - Consent and Waiver, dated as of October 21, 1996, by and among NationsBank of Texas, N.A., The Sumitomo Bank, Ltd. and Kevco Texas, Inc.(1)

10.43 - Amended and Restated Credit Agreement, dated as of February 27, 1997, by and among Kevco Delaware, Inc., certain lenders and NationsBank of Texas, N.A.(4)

10.44 - Amendment No. 1 to Amended and Restated 1995 Stock Option Plan of Kevco, Inc. (10)

10.45 - Senior Commitment Letter dated October 27, 1997 from NationsBank of Texas, N.A. and NationsBanc Montgomery Securities, Inc.(6)

10.46 - First Amendment to Amended and Restated Credit Agreement dated as of November 25, 1997 between Kevco Delaware, Inc., certain lenders and NationsBank of Texas, N.A.(7)

10.47 - Second Amended and Restated Credit Agreement dated December 1, 1997 between Kevco, Inc., certain lenders and NationsBank of Texas, N.A.(7)(8)

10.48 - Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and NationsBank of Texas, N.A. in the original principal amount of $11,666,666.66.(7)

10.49 - Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and National City Bank of Kentucky in the original principal amount of $8,166,666.67.(7)

10.50 - Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and Guaranty Federal Bank, F.S.B. in the original principal amount of $7,000,000.00.(7)

10.51 - Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and The Sumitomo Bank, Limited in the original principal amount of $8,166,666.67.(7)

10.52 - Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc. and NationsBank of Texas, N.A. in the original principal amount of $13,333,333.34.(7)

10.53 - Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc. and National City Bank Kentucky in the original principal amount of $9,333,333.33.(7)

10.54 - Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc. and Guaranty Federal Bank, F.S.B. in the original principal amount of $8,000,000.00.(7)

10.55 - Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc. and The Sumitomo Bank, Limited in the original principal amount of $9,333,333.33.(7)

10.56 - Facility B Term Loan Note dated December 1, 1997 between Kevco, Inc. and NationsBank of Texas, N.A. in the original principal amount of $50,000,000.00.(7)

10.57 - Security Agreement dated December 1, 1997 between Kevco, Inc. and NationsBank of Texas, N.A. as Administrative Agent.(7)

10.58 - Registration Rights Agreement dated December 1, 1997 by and among Kevco, Inc., as Issuer, the Subsidiaries of Kevco, Inc. identified therein as Subsidiary Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation and NationsBanc Montgomery Securities, Inc., as Initial Purchasers.(9)

10.59 - Indenture dated December 1, 1997 among Kevco, Inc., SCC Acquisition Corp., Kevco Delaware, Inc., Sunbelt Wood Components, Inc., Consolidated Forest Products, Inc., Bowen Supply, Inc. and Encore Industries, Inc., as Subsidiary Guarantors and United States Trust Company of New York, as Trustee.(9)

10.60 - Supplemental Indenture between Shelter Components Corporation, a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.61 - Supplemental Indenture dated as of December 1, 1997 between Shelter Distribution, L.P., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.62 - Supplemental Indenture dated as of December 1, 1997 between DCM, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.63 - Supplemental Indenture dated as of December 1, 1997 between Duo-Form of Michigan, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.64 - Supplemental Indenture dated as of December 1, 1997 between Design Components, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.65 - Supplemental Indenture dated as of December 1, 1997 between Shelter Components of Indiana, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.66 - Supplemental Indenture dated as of December 1, 1997 between BPR Holdings, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.67 - First Amendment to Credit Agreement dated February 12, 1998 between Kevco, Inc., certain lenders and NationsBank of Texas, N.A.(10)

13.1 - Portions of 1997 Annual Report to Shareholders that are incorporated by reference into this Annual Report on Form 10-K.(10)

18.1  - Letter on change in accounting principle.(5)

21.1  - Subsidiaries.(10)

23.1  - Consent of Coopers & Lybrand L.L.P.(10)

24.1 - Power of Attorney.(contained on the signature page of this Annual Report on Form 10-K)

27.1  - Financial Data Schedule.(10)

--------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-11173) and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 27, 1997, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's registration statement on Form S-8 (No. 333-19959), and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1997 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference.
(6)  Previously filed as an exhibit to the Company's Tender Offer Statement on
     Schedule 14D-1, filed October 28, 1997, and incorporated herein by reference.
(7)  Previously filed as an exhibit to the Company's Tender Offer Statement on
     Schedule 14D-1/A, filed December 12, 1997, and incorporated herein by reference.
(8) Schedules and similar attachments to this exhibit have not been previously file herewith, but the nature of their contents is described in the body of this exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Securities and Exchange Commission upon request.
(9) Previously filed as an exhibit to the Company's registration statement on Form S-4 (No. 333-43691), and incorporated herein by reference.
(10) Filed herewith.

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

                             KEVCO, INC.


Date:    March 17, 1998      By: /s/ Jerry E. Kimmel
                                 -----------------------------------------------
                                 Jerry E. Kimmel,
                                 Chairman, President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 17, 1998.


     Signature                      Title
     ---------                      -----

     /s/ Jerry E. Kimmel          Chairman of the Board, President
------------------------------    and Chief Executive Officer
     Jerry E. Kimmel              (Principal Executive Officer)


     /s/ Clyde A. Reed, Jr.       Executive Vice President,
------------------------------    Chief Operating Officer and Director
     Clyde A. Reed, Jr.


     /s/ Ellis L. McKinley, Jr.   Vice President, Chief Financial Officer,
------------------------------    Treasurer and Director (Principal Financial
     Ellis L. McKinley, Jr.       Officer and Principal Accounting Officer)


     /s/ Gregory G. Kimmel        Senior Vice President, Corporate Development
------------------------------    and Director
     Gregory G. Kimmel


     /s/ Richard S. Tucker        Secretary and Director
------------------------------
     Richard S. Tucker


     /s/ Martin C. Bowen          Director
------------------------------
     Martin C. Bowen


     /s/ Richard Nevins           Director
------------------------------
     Richard Nevins