Form 10-K405/A
period 1997-12-31
KEVCO INC
filed 1998-04-08
CIK 1021706

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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
                        Commission file number 000-21621

                                  KEVCO, INC.
            (Exact name of registrant as specified in its charter)

           Texas                                                  75-2666013
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

         Kevco, Inc.
1300 S. University Drive, Suite 200
        Fort Worth, Texas                                           76107
(Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number, including area code:  (817) 332-2758

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
                                               ---     ---

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

The Registrant hereby amends its Form 10-K solely for the purpose of restating, in accordance with Rule 601(c)(2)(iii) of Regulation S-K, Exhibit 27.1 and 27.2 (Financial Data Schedule) reflecting for prior periods Kevco, Inc.'s change in method of valuing inventory from the last-in, first-out method to the first-in, first-out method in June 1997 and the adoption of Statement of Financial Accounting Standards No. 128 "Earnings Per Share."


                              S I G N A T U R E S

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KEVCO, INC.


Date:    April 8, 1998            By:  /s/ Jerry E. Kimmel*
                                       --------------------------------
                                       Jerry E. Kimmel,
                                       Chairman, President and Chief Executive
                                       Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 8, 1998.


     Signature                                Title
     ---------                                -----

       /s/ Jerry E. Kimmel*               Chairman of the Board, President
---------------------------------         and Chief Executive Officer
       Jerry E. Kimmel                    (Principal Executive Officer)


       /s/ Clyde A. Reed, Jr.*            Executive Vice President,
---------------------------------         Chief Operating Officer
       Clyde A. Reed, Jr.                 and Director


       /s/ Ellis L. McKinley, Jr.         Vice President, Chief Financial
---------------------------------         Officer, Treasurer and Director
       Ellis L. McKinley, Jr.             (Principal Financial Officer and
                                          Principal Accounting Officer)


       /s/ Gregory G. Kimmel*             Senior Vice President,
---------------------------------         Corporate Development
       Gregory G. Kimmel                  and Director


       /s/ Richard S. Tucker*             Secretary and Director
---------------------------------
       Richard S. Tucker

       /s/ Martin C. Bowen*               Director
---------------------------------
       Martin C. Bowen


       /s/ Richard Nevins*                Director
---------------------------------
       Richard Nevins


*By:   /s/ Ellis L. McKinley, Jr.
    -----------------------------
       Ellis L. McKinley, Jr.,
       ATTORNEY-IN-FACT