Form 10-Q
period 1998-03-31
KEVCO INC
filed 1998-04-30
CIK 1021706

                      Securities and Exchange Commission

                             Washington, DC 20549

                                   Form 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998
                                      or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the Transition Period From         To
                                               -------    -------

                      Commission File Number:  000-21621

                                  KEVCO, INC.

            (Exact name of registrant as specified in its charter)

              Texas
              -----
   (State or other jurisdiction of                      75-2666013
    incorporation or organization)                      ----------
                                                   (IRS Employer ID No.)

        University Centre I
     1300 S. University Drive
           Suite 200
      Fort Worth, Texas
      -----------------
     (Address of principal                                 76107
      executive offices)                                   -----
                                                         (Zip Code)

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

          Yes     X         No
               -------        -------

Indicate the number of shares outstanding for each of the issuer's classes or common stock, as of the latest practicable date.

Common Stock, par value $.01 per share               6,843,429 shares
--------------------------------------               ----------------
             (Class)                          (Outstanding as of April 30, 1998)

                                  KEVCO, INC.
                              INDEX TO FORM 10-Q

PART  I - FINANCIAL INFORMATION

ITEM  1 - Financial Statements
Consolidated Balance Sheets as of March 31, 1998 (unaudited)
   and December 31, 1997 .............................................   3

Consolidated Statements of Income for the three-month
   periods ended March 31, 1998 and 1997 (unaudited)..................   4

Consolidated Statements of Cash Flows for the three-month
   periods ended March 31, 1998 and 1997 (unaudited)..................   5

Notes to Consolidated Financial Statements............................   6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations.............................................  10

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.............................  14

Signatures............................................................  20

Exhibit index.........................................................  21

Exhibits..............................................................  22

                        PART  I - FINANCIAL INFORMATION

ITEM  1 - FINANCIAL STATEMENTS

                                  KEVCO, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                       March 31,         December 31,
                                                                          1998               1997
                                                                     ---------------    ----------------
                               ASSETS
Current assets:
  Cash and cash equivalents                                           $         581       $         271
  Trade accounts receivable, less allowance for
        doubtful accounts of $641 in 1998 and 1997, respectively             56,534              41,006
  Inventories, less reserve for obsolete inventory of $2,710
        and $2,692 in 1998 and 1997, respectively                            86,541              83,540
  Assets held for sale                                                          176               3,032
  Other current assets                                                        3,327               4,981
                                                                     ---------------    ----------------
       Total current assets                                                 147,159             132,830
Property and equipment, net                                                  43,101              42,442
Intangible assets, net                                                      119,972             120,190
Deferred tax asset                                                            4,339               4,339
Other assets                                                                  8,766               8,393
                                                                     ---------------    ----------------
       Total assets                                                   $     323,337       $     308,194
                                                                     ===============    ================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                   $       3,222       $       2,932
  Trade accounts payable                                                     58,032              47,007
  Accrued liabilities                                                        15,517              24,496
  Other current liabilities                                                   1,853                 950
                                                                     ---------------    ----------------
       Total current liabilities                                             78,624              75,385
Long-term debt, less current portion                                        201,095             191,288
Deferred compensation obligation                                                806                 874
                                                                     ---------------    ----------------
       Total liabilities                                                    280,525             267,547
                                                                     ---------------    ----------------

Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized;
        6,831 and 6,828 shares issued and outstanding in
        1998 and 1997, respectively                                              68                  68
  Additional paid-in capital                                                 33,057              33,020
  Retained earnings                                                           9,687               7,559
                                                                     ---------------    ----------------
       Total stockholders' equity                                            42,812              40,647
                                                                     ---------------    ----------------
       Total liabilities and stockholders' equity                     $     323,337       $     308,194
                                                                     ===============    ================

         See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                     -----------------------------------
                                                                                  March 31,
                                                                     -----------------------------------
                                                                          1998                1997
                                                                     ---------------     ---------------
Net sales                                                             $     212,051       $      72,099
Cost of sales                                                               183,108              61,976
                                                                     ---------------     ---------------
     Gross profit                                                            28,943              10,123
Commission income                                                             1,854               1,279
                                                                     ---------------     ---------------
                                                                             30,797              11,402
Selling, general and administrative expenses                                 21,868               7,681
                                                                     ---------------     ---------------
     Operating income                                                         8,929               3,721
Interest expense                                                              5,068                 528
                                                                     ---------------     ---------------
     Income before income taxes                                               3,861               3,193
Income taxes                                                                  1,733               1,277
                                                                     ---------------     ---------------
     Net income                                                       $       2,128       $       1,916
                                                                     ===============     ===============

Earnings per share - basic                                            $        0.31       $        0.28
                                                                     ===============     ===============
Earnings per share - diluted                                          $        0.31       $        0.27
                                                                     ===============     ===============
Weighted average shares outstanding - basic                                   6,830               6,809
                                                                     ===============     ===============
Weighted average shares outstanding - diluted                                 6,928               6,946
                                                                     ===============     ===============

         See accompanying notes to consolidated financial statements.

                                  KEVCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     Three months ended March 31,
                                                                  -----------------------------------
                                                                       1998               1997
                                                                  ----------------   ----------------
Cash flows from operating activities:
    Net income                                                      $       2,128     $        1,916
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                        2,022                580
       Gain on sale of assets                                                   -                 (2)
       Deferred compensation obligation                                       (68)                10
       Changes in assets and liabilities                                  (14,527)             3,261
                                                                  ----------------   ----------------
       Net cash provided (used) by operating activities                    (10,445)             5,765
Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired                            -            (31,846)
    Purchase of equipment                                                  (2,468)              (417)
    Proceeds from sale of assets                                              649                810
    Proceeds from assets held for sale                                      2,870                  -
    Decrease in other assets                                                 (373)              (380)
                                                                  ----------------   ----------------
       Net cash provided (used) by investing activities                       678            (31,833)
Cash flows from financing activities:
    Proceeds (payments) on line of credit, net                              2,525             (5,824)
    Proceeds from long-term debt                                           10,000             30,000
    Payments of long-term debt                                             (2,430)              (106)
    Stock options exercised                                                    37                  -
    Other                                                                     (55)                 -
                                                                  ----------------   ----------------
       Net cash provided by financing activities                           10,077             24,070
                                                                  ----------------   ----------------
Net increase (decrease) in cash and cash equivalents                          310             (1,998)
Beginning cash and cash equivalents                                           271              2,078
                                                                  ----------------   ----------------
Ending cash and cash equivalents                                   $          581     $           80
                                                                  ================   ================

         See accompanying notes to consolidated financial statements.

                                  KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     The Annual Report on Form 10-K for the year ended December 31, 1997, for Kevco, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The accompanying consolidated financial statements of Kevco, Inc. and its wholly-owned subsidiaries ("Kevco" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. All significant intercompany transactions and accounts have been eliminated.

     In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of March 31, 1998 and December 31, 1997, the statements of income for the three-month periods ended March 31, 1998 and 1997 and the statements of cash flows for the three-month periods ended March 31, 1998 and 1997. The results of operations for the three-month periods ended March 31, 1998 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1998.

2.  ACQUISITIONS

     During the year ended December 31, 1997, Kevco acquired Shelter Components Corporation ("Shelter") on December 1, 1997 (the "Shelter Acquisition"), the inventory and certain distribution rights from Shepherd Products Company on December 12, 1997 (the "Shepherd Acquisition"), Bowen Supply, Inc. on February 28, 1997 (the "Bowen Acquisition") and Consolidated Forest Products, L.L.C. on February 27, 1997 (the "Consolidated Forest Acquisition") (collectively, the "1997 Acquisitions") for total purchase prices approximating $144.8 million, $8.0 million, $20.2 million and $14.1 million, respectively. The 1997 Acquisitions were made utilizing borrowings under the Company's amended and restated credit facility and, in the case of the Shelter Acquisition, net proceeds from the issuance of $105 million of 10 3/8% senior subordinated notes due 2007. Each of the 1997 Acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of operations of the Company from their respective acquisition dates. As a result of such acquisitions, approximately $105.8 million of goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. Additional purchase liabilities included approximately $1.2 million for severance and related costs associated primarily with the elimination of certain administrative and corporate positions recorded in connection with the Shelter Acquisition in December, $0.9 million of which is outstanding at March 31, 1998. The Company expects to complete its termination of employees during 1998.

                                  KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


3.  INVENTORIES

     Inventories are comprised of the following (in thousands):

                                               March 31,               December 31,
                                                 1998                     1997
                                              ------------             ------------
Raw materials                                  $   20,718               $   17,006
Work-in process                                       596                    1,317
Finished goods                                      7,807                    3,760
Goods held for resale                              57,420                   61,457
                                              ------------             ------------
                                               $   86,541               $   83,540
                                              ============             ============


4.  CREDIT AGREEMENT

     In December 1997, Kevco and its lender entered into the second amended and restated credit agreement, which was subsequently amended on February 12, 1998 (the "Credit Agreement") at closing of the Shelter Acquisition (see Note 2) to allow for aggregate senior borrowings of up to $125 million comprised of a revolving credit facility of $45 million and a term loan facility of $80 million. The revolving credit facility and $40 million of the term loan facility mature in 2003 with the remaining term loan facility maturing in 2004. The term loan and revolving credit facilities are collateralized by substantially all of the assets of the Company and its subsidiaries as well as the capital stock of such subsidiaries.

     In addition to funds available under the Credit Agreement, the Company issued $105 million of 10 3/8% senior subordinated notes due 2007 (the "Notes") under the indenture dated as of December 1, 1997, as supplemented (the "Indenture"), to complete the acquisition of Shelter. Interest is payable on June 1 and December 1 of each year commencing June 1, 1998. The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after December 1, 2002, at the redemption prices set forth in the Indenture. In addition, at any time on or before December 1, 2000, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of a public equity offering at a redemption price equal to 110.375% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption.

     The Credit Agreement and Indenture contain certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence of debt or liens, acquisitions of property and equipment, distributions to stockholders and certain events constituting a Change of Control (as defined in the agreements).

                                  KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


5.  EARNINGS PER SHARE

     Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The reconciliation between basic and diluted weighted average shares outstanding, follows:

                                               Three months ended
                                                    March 31,
                                                1998           1997
                                            -----------    -----------
                                                   (in thousands)
Weighted average shares - basic                  6,830          6,809
Plus shares applicable to stock
  option plans                                      98            137
                                            -----------    -----------
Weighted average shares - diluted                6,928          6,946
                                            ===========    ===========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion includes the operations of Kevco for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company recognizes revenues from product sales at the time of shipment (or the time of product receipt, in the case of direct shipments from suppliers to customers). In some cases the Company sells on a commission basis. Commissions are recognized when earned and represent amounts earned in selling, warehousing and delivering products for certain manufacturers of building products with whom the Company has distribution agreements. Commission arrangements do not require inventory investments or receivable financing, and therefore are significantly less expensive to the Company than traditional sales. To the extent the volume of items warehoused and shipped under commission arrangements increases faster or slower than the volume of items related to traditional sales, changes in net sales may not be representative of actual increases or decreases in shipment volume.

ACQUISITIONS

     On February 27, 1997, the Company acquired substantially all of the assets, and assumed certain liabilities, of Consolidated Forest (a manufacturer of wood products for the manufactured housing industry) in exchange for approximately $13.0 million in cash and promissory notes in the aggregate principal amount of approximately $0.7 million. On February 28, 1997, the Company consummated the acquisition of all of the outstanding stock of Bowen (a wholesale distributor of building products to the manufactured housing and RV industries) in exchange for approximately $18.0 million in cash and promissory notes in the aggregate principal amount of $1.5 million. The Consolidated Forest Acquisition continued the Company's expansion into the wood products industry, and the Bowen Acquisition expanded the Company's product lines by adding new products in electronics, drapery and door hardware, industrial tape, adhesives and caulks. The Consolidated Forest and Bowen acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired companies have been included in the operating results of the Company since their respective acquisition dates. The aggregate Consolidated Forest and Bowen acquisition cost in excess of the fair value of net assets acquired of approximately $24.2 million has been accounted for as goodwill.

     Effective December 1, 1997, the Company acquired approximately 95.5% of the common stock of Shelter through a tender offer for a purchase price of $17.50 per share of common stock of Shelter; the Company acquired the remaining untendered shares through a subsequent merger for a like price. The Shelter Acquisition was accounted for as a purchase and, accordingly, the operating results have been included in the operating results of the Company since December 1, 1997. As a result of the Shelter Acquisition, approximately $81.6 million of goodwill was recorded by the Company, which reflects the acquisition costs in excess of the fair value of net assets acquired. On June 27, 1997, prior to the acquisition of Shelter by Kevco, Shelter acquired the net assets of Plastic Solutions, Inc., a manufacturer of injection molded plastic parts, for approximately $0.9 million in cash and $3.5 million in notes payable to the sellers.

     On December 12, 1997, the Company consummated the acquisition of the inventory and certain distribution rights of certain building products distributed by the manufactured housing and recreational vehicle division of Shepherd Products Company for a cash purchase price of $6.0 million, with an additional $2.0 million payable over a five year period following the acquisition and an additional $2.0 million payable over a period of up to seven years upon the satisfaction of certain conditions.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain Consolidated Statements of Income data as a percentage of the Company's net sales.

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1998            1997
                                                      ----------      ----------
Net sales                                                 100.0%          100.0%
Cost of sales                                              86.3            86.0
                                                      ----------      ----------
     Gross profit                                          13.7            14.0
Commission income                                           0.9             1.8
                                                      ----------      ----------
                                                           14.6            15.8
Selling, general and administrative expenses               10.3            10.6
                                                      ----------      ----------
     Operating income                                       4.3             5.2
Interest expense, net                                       2.4             0.7
                                                      ----------      ----------
     Income before income taxes                             1.9%            4.5%
                                                      ==========      ==========

Comparison of Three Months Ended March 31, 1998 and 1997

   Net sales increased by $140.0 million, or 194.2%, to $212.1 million for the three month period ended March 31, 1998 from $72.1 million for the comparable 1997 period. The net sales increase primarily resulted from the effect of the Shelter Acquisition in December 1997. Net sales, without the effect of the Shelter Acquisition, increased from $72.1 million in 1997 to $91.1 million in 1998, an increase of 26.4%, which is primarily due to the effect of the Consolidated Forest and Bowen acquisitions as well as a reported manufactured housing shipment increase of 2.7% from January through February 1998, as compared to the prior period. Sales to the manufactured housing industry represented approximately 80% of net sales for the three months ended March 31, 1998.

   Gross profit increased by $18.8 million, or 186.1%, to $28.9 million for the three month period ended March 31, 1998 from $10.1 million for the comparable 1997 period due primarily to the 1997 Acquisitions. Gross profit, as a percent of net sales, decreased to 13.7% for the three month period ended March 31, 1998 from 14.0% for the comparable 1997 period. The decrease in gross profit, as a percent of net sales, was related primarily to the fact that wood products margins, affected by lower than historical lumber prices, continued to be lower than historical levels, to start-up costs related to the opening of two wood products plants in Arizona and North Carolina (such wood products represent approximately 17% of net sales) and to some initial margin pressure related to the Shelter Acquisition.

     Selling, general and administrative expenses increased by $14.2 million, or 184.4%, to $21.9 million for the three month period ended March 31, 1998 from $7.7 million for the comparable 1997 period. The increase was primarily due to increased sales volume related to the 1997 Acquisitions. Selling, general and administrative expenses, as a percent of net sales, decreased to 10.3% for 1998 from 10.6% for the comparable 1997 period primarily reflecting economies of scale and cost synergies from the Shelter Acquisition.

     Interest expense increased by $4.6 million to $5.1 million for the three months ended March 31, 1998 from $0.5 million for the comparable 1997 period principally due to borrowings related to the 1997 Acquisitions.

     Net income increased by $0.2 million, or 10.5%, to $2.1 million for the three months ended March 31, 1998 from $1.9 million for the comparable 1997 period. The increase is due primarily to increased sales volume due to the 1997 Acquisitions offset by increased interest expense as described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's growth has been financed through cash flow from operations, borrowings under its bank credit facilities, proceeds from the November 1996 initial public offering, proceeds from the issuance of the Notes and the expansion of trade credit. Net cash used by operating activities was $10.4 million and capital expenditures were $2.5 million for the three months ended March 31, 1998. Kevco is obliged to make payments on various capital leases in varying amounts, maturing through 2007 as well as payments under various noncompete and consulting agreements, related to recent acquisitions, in varying amounts, through 2002.

     In connection with the acquisitions of Consolidated Forest and Bowen, the Company amended its credit agreement to allow for a term loan of $30.0 million and to increase the revolving credit facility to $35.0 million from $20.0 million. The aggregate cash purchase price of these acquisitions was approximately $33.2 million, and the assumed debt of approximately $8.4 million was immediately paid with proceeds from the term loan.

     In December 1997, the Company acquired Shelter for an aggregate purchase price of approximately $144.8 million. In connection with the acquisition of Shelter, the Company entered into the Credit Agreement, which increased the aggregate borrowings available under the credit facility to $125.0 million consisting of an $80.0 million term loan facility and a $45.0 million revolving credit facility. The revolving credit facility and a portion of the term loan matures in 2003 with the remaining term loan portion maturing in 2004.

     Borrowings under the term loan and revolving credit facilities require monthly, bi-monthly or quarterly interest payments (depending on whether interest accrues based on prime rate or LIBOR) calculated as a blend of the bank's prime rate and LIBOR based on pricing options selected by the Company plus a margin determined by operating statistics of the Company. The term loan and revolving credit facilities are collateralized by substantially all of the assets of the Company and its subsidiaries as well as the capital stock of such subsidiaries. The Credit Agreement contains certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence of debt or liens, acquisitions of property and equipment, distributions to stockholders and certain events constituting a Change of Control (as defined in the credit agreement).

     In addition to the funds available under the amended credit facility, the Company issued $105.0 million of the Notes under the Indenture to complete the acquisition of the outstanding shares of Shelter. The Indenture contains certain covenants that include, but are not limited to, restrictions or limitations on the following: the incurrence of additional debt or liens, the payment of dividends by the Company, the payment of dividends by restricted subsidiaries to the Company, the sale of certain assets, the ability to consolidate with or merge into another person, the entering into certain transactions with affiliates and the engagement in certain lines of business.

ASSET MANAGEMENT

     The Company actively manages its assets and liabilities through compensating its corporate and facility managers for receivable collection, inventory control and profits in relation to these and other net assets employed.

     For the three months ended March 31, 1998, days sales in average receivables was approximately 23 days, days sales in average inventory was approximately 43 days and days sales in average payables was approximately 28 days.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this quarterly report that are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, the Company's substantial leverage; risks associated with the integration of two companies that have previously operated independently; the impact of competitors' pricing, product quality and related features; the cyclical nature and seasonality of the manufactured housing and recreational vehicle markets; the dependence of the Company on its principal customers and key suppliers; and other risks detailed in the Company's Securities and Exchange Commission filings, including those set forth in the Company's Annual Report on Form 10-K.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBITS
-------                                    -----------------------
2.1      -            Merger Agreement, dated June 6, 1995 by and among Kevco, Inc. and Service Supply
                      Systems, Inc., joined by a wholly-owned subsidiary of Kevco, Inc.(1)

2.2      -            Form of Plan and Agreement of Merger between
                      Kevco Texas, Inc. and Kevco Delaware, Inc.(1)

2.3      -            Form of Bill of Sale and General Assignment from Kevco Delaware, Inc., as Assignor, to
                      Sunbelt Wood Components, Inc., as Assignee.(1)

2.4      -            Form of Assumption Agreement between Kevco Delaware, Inc. and Sunbelt Wood Components,
                      Inc.(1)

2.5      -            Asset Purchase Agreement by and among Consolidated Forest Products, Inc., Consolidated
                      Forest Products, L.L.C. and the members of Consolidated Forest Products, L.L.C.(2)

2.6      -            Stock Purchase Agreement by and among Kevco Delaware, Inc. and the shareholders of
                      Bowen Supply, Inc.(2)

2.7      -            Agreement and Plan of Merger, dated as of October 21, 1997, between Kevco, Inc., SCC
                      Acquisition Corp. and Shelter Components Corporation.(6)

3.1      -            Articles of Incorporation of Kevco, Inc., as amended.(1)

3.2      -            Bylaws of Kevco, Inc.(1)

3.3      -            Certificate of Incorporation of Kevco Delaware, Inc.(9)

3.4      -            Bylaws of Kevco Delaware, Inc.(9)

3.5      -            Certificate of Incorporation of Sunbelt Wood Components, Inc.(9)

3.6      -            Bylaws of Sunbelt Wood Components, Inc.(9)

3.7      -            Articles of Incorporation of Bowen Supply, Inc. and amendments.(9)

3.8      -            Bylaws of Bowen Supply, Inc.(9)

3.9      -            Articles of Incorporation of Encore Industries, Inc.(9)

3.10     -            Bylaws of Encore Industries, Inc.(9)

3.11     -            Certificate of Limited Partnership of Shelter Distribution, L.P.(9)

3.12     -            Limited Partnership Agreement of Shelter Distribution, L.P.(9)

3.13     -            Articles of Restatement of the Articles of Incorporation of Shelter Newco, Inc. n/k/a
                      Shelter Components Corporation.(9)

3.14     -            Bylaws of Shelter Components Corporation.(9)

3.15     -            Articles of Incorporation of BPR Holdings, Inc.(9)

3.16     -            Bylaws of BPR Holdings, Inc.(9)

3.17      -           Restated Articles of Incorporation of SC Acquisition Corp. n/k/a Shelter Components of
                      Indiana, Inc. and amendment.(9)

3.18      -           Bylaws of SC Acquisition Corp. n/k/a Shelter
                      Components of Indiana, Inc.(9)

3.19      -           Articles of Incorporation of MP Acquisition Corp. n/k/a Design Components, Inc. and
                      amendments.(9)

3.20      -           Bylaws of Design Components, Inc.(9)

3.21      -           Articles of Incorporation of Duo-Form of Michigan, Inc. and amendments.(9)

3.22      -           Bylaws of Duo-Form of Michigan, Inc.(9)

3.23      -           Restated Charter of Danube Carpet Mills, Inc. n/k/a DCM, Inc. and amendments.(9)

3.24      -           Bylaws of Danube Carpet Mills, Inc. n/k/a DCM, Inc.(9)

4.1       -           Form of certificate evidencing ownership of the Common Stock of Kevco, Inc.(1)

10.1      -           Amendment No. 2 to 1995 Stock Option Plan (Amended and Restated 1995 Stock Option Plan
                      of Kevco, Inc.) and Supplementary Letter.(1)

10.2      -           1996 Stock Option Plan of Kevco, Inc., as amended, and Supplementary Letter.(1)

10.3      -           Form of Amended and Restated Employment Agreement between Gerald E. Kimmel and Kevco,
                      Inc., joined therein by Kevco Delaware, Inc. and Sunbelt Wood Components, Inc.(1)

10.4      -           Employment Agreement between C. Lee Denham and Kevco, Inc. dated June 30, 1995.(1)

10.5      -           Lease between K & E Land & Leasing and Kevco, Inc. dated December 1, 1977.(1)

10.6      -           Amendment No. 1 to Lease, by and between K & E Land & Leasing and Kevco, Inc.
                      dated March , 1982.(1)

10.7      -           Amendment No. 2 to Lease, by and between K & E Land & Leasing and Kevco, Inc.
                      dated May 30, 1983.(1)

10.8      -           Amendment No. 3 to Lease, by and between K & E Land & Leasing and Kevco, Inc.
                      dated February 1, 1993.(1)

10.9      -           Lease dated April 1, 1980 between City of Newton, Kansas and K & E Land & Leasing.(1)

10.10     -           Sublease and Lease Guarantee Agreement dated April 1, 1980 between K & E
                      Land & Leasing and Kevco, Inc.(1)

10.11     -           Amendment No. 1 to Sublease and Lease Guaranty Agreement by and between K & E Land &
                      Leasing and Kevco, Inc. dated May 30, 1983.(1)

10.12     -           Lease Agreement dated October 12, 1987 between 1741 Conant Partnership & Kevco Inc.(1)

10.13     -           Equipment Lease Agreement dated January 1, 1991 between K & E
                      Land & Leasing and Kevco, Inc.(1)

10.14     -           Amendment No. 1 to Equipment Lease Agreement between K & E Land & Leasing and Kevco,
                      Inc. dated February 12, 1993.(1)

10.15     -           Amendment No. 2 to Equipment Lease Agreement between K & E Land & Leasing and Kevco,
                      Inc. dated October 26, 1993.(1)

10.16     -           Amendment No. 3 to Equipment Lease Agreement between K & E Land & Leasing and Kevco,
                      Inc. dated May 23, 1994.(1)

10.17     -           Deferred Compensation Agreement between Kevco, Inc. and Clyde A. Reed, Jr. dated May
                      24, 1977.(1)

10.18     -           Amendment No. 1 to Deferred Compensation Agreement dated May  , 1980.(1)

10.19     -           Amendment No. 2 to Deferred Compensation Agreement dated March 10, 1992.(1)

10.20     -           Amended and Restated Health and Accident Plan of Kevco, Inc.(1)

10.21     -           Investment and Tax Advice Plan of Kevco, Inc.(1)

10.22     -           Credit Agreement among Kevco, Inc., certain Lenders and NationsBank of Texas, N.A., as
                      Administrative Lender dated June 30, 1995.(1)

10.23     -           First Amendment to Credit Agreement, dated as of September 1, 1995, among Kevco, Inc., the banks listed on the signature pages thereof, and NationsBank of Texas, N.A.(1)

10.24     -           Second Amendment to Credit Agreement, dated as of November 29, 1995, among Kevco, Inc., the banks listed on the signature pages thereof, and NationsBank of Texas, N.A.(1)

10.25     -           Revolving Credit Note of Kevco, Inc. to NationsBank of Texas, N.A. dated September 1,
                      1995 in the amount of $14,285,714.28.(1)

10.26     -           Term Loan Note of Kevco, Inc. to NationsBank of Texas, N.A. dated September 1, 1995 in the amount of $10,714,285.72.(1)

10.27     -           Revolving Credit Note of Kevco, Inc. to The Sumitomo Bank, Ltd. dated February 2, 1996 in the amount of $5,714,285.72.(1)

10.28     -           Term Loan Note of Kevco, Inc. to The Sumitomo Bank, Ltd. dated February 2, 1996 in the amount of $4,285,714.28.(1)

10.29     -           PaineWebber Standardized 401(K) Profit-Sharing Adoption Agreement (No. 005) (To be used with Basic Plan Document No. 03 Only) for Kevco, Inc. dated May 24, 1996 and
                      PaineWebber Defined Contribution Plan.(1)

10.30     -           Promissory Note of Gerald E. Kimmel to Kevco, Inc. dated October 26, 1993 in the amount of $5,000,000.(1)

10.31     -           Amendment No. 4 to Lease dated December 1, 1977 by and between K&E Land & Leasing and
                      Kevco, Inc. dated October 26, 1993.(1)

10.32     -           Assignment and Acceptance dated February 2, 1996 between The Daiwa Bank, Limited and
                      The Sumitomo Bank, Ltd., Chicago Branch.(1)

10.33     -           Form of Tax Indemnification and Distribution
                      Agreement.(1)

10.34     -           Form of Promissory Note made by Kevco Texas, Inc. in the amount of $3,733,000 (the
                      Prior S Corporation Earnings Note).(1)

10.35     -           Form of Promissory Note made by Kevco Texas,
                      Inc. (the Future S Corporation Earnings Note).(1)

10.36     -           Form of Assignment of $5,000,000 Note made by Kevco, Inc.
                      (n/k/a Kevco Delaware, Inc.).(1)

10.37     -           Form of Adoption Agreement by Kevco, Inc. and Kevco Texas, Inc. (re: 1995 Stock Option
                      Plan and 1996 Stock Option Plan).(1)

10.38     -           Amendment No. 1 dated September 21, 1988, to Lease Agreement by 1741 Conant Partnership
                      as lessor and Kevco, Inc. (n/k/a Kevco Delaware, Inc.).(1)

10.39     -           Letter Agreement dated June 22, 1982, between Kevco, Inc. (n/k/a Kevco Delaware, Inc.)
                      and K&E Land & Leasing. (re: lease rentals).(1)

10.40     -           Letter Agreement dated October 1, 1996 by Kevco, Inc., K&E Land & Leasing, and 1741
                      Conant Partnership (re: lease rental).(1)

10.41     -           Form of Parent Pledge Agreement.(1)

10.42     -           Consent and Waiver, dated as of October 21, 1996, by and among NationsBank of Texas,

                      N.A., The Sumitomo Bank, Ltd. and Kevco Texas, Inc.(1)
10.43     -           Amended and Restated Credit Agreement, dated as of February 27, 1997, by and among
                      Kevco Delaware, Inc., certain lenders and NationsBank of Texas, N.A.(4)

10.44     -           Amendment No. 1 to Amended and Restated 1995 Stock Option Plan of Kevco, Inc. (10)

10.45     -           Senior Commitment Letter dated October 27, 1997 from NationsBank of Texas, N.A. and
                      NationsBanc Montgomery Securities, Inc.(6)

10.46     -           First Amendment to Amended and Restated Credit Agreement dated as of November 25, 1997 between Kevco Delaware, Inc., certain lenders and NationsBank of Texas, N.A.(7)

10.47     -           Second Amended and Restated Credit Agreement dated December 1, 1997 between Kevco,
                      Inc., certain lenders and NationsBank of Texas, N.A.(7)(8)

10.48     -           Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and NationsBank of
                      Texas, N.A. in the original principal amount of $11,666,666.66.(7)

10.49     -           Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and National City Bank of Kentucky in the original principal amount of $8,166,666.67.(7)

10.50     -           Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and Guaranty Federal
                      Bank, F.S.B. in the original principal amount of $7,000,000.00.(7)

10.51     -           Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and The Sumitomo Bank,
                      Limited in the original principal amount of $8,166,666.67.(7)

10.52     -           Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc. and NationsBank of
                      Texas, N.A. in the original principal amount of $13,333,333.34.(7)

10.53     -           Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc. and National City
                      Bank Kentucky in the original principal amount of $9,333,333.33.(7)

10.54     -           Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc. and Guaranty
                      Federal Bank, F.S.B. in the original principal amount of $8,000,000.00.(7)

10.55     -           Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc. and The Sumitomo
                      Bank, Limited in the original principal amount of $9,333,333.33.(7)

10.56     -           Facility B Term Loan Note dated December 1, 1997 between Kevco, Inc. and NationsBank of
                      Texas, N.A. in the original principal amount of $50,000,000.00.(7)

10.57     -           Security Agreement dated December 1, 1997 between Kevco, Inc. and NationsBank of Texas,
                      N.A. as Administrative Agent.(7)

10.58     -           Registration Rights Agreement dated December 1, 1997 by and among Kevco, Inc., as
                      Issuer, the Subsidiaries of Kevco, Inc. identified therein as Subsidiary Guarantors and

                      Donaldson, Lufkin & Jenrette Securities Corporation and NationsBanc Montgomery
                      Securities, Inc., as Initial Purchasers.(9)

10.59     -           Indenture dated December 1, 1997 among Kevco, Inc., SCC Acquisition Corp., Kevco
                      Delaware, Inc., Sunbelt Wood Components, Inc., Consolidated Forest Products, Inc.,
                      Bowen Supply, Inc. and Encore Industries, Inc., as Subsidiary Guarantors and United
                      States Trust Company of New York, as Trustee.(9)

10.60     -           Supplemental Indenture between Shelter Components Corporation, a Subsidiary of Kevco,
                      Inc., and United States Trust Company of New York, as Trustee.(9)

10.61     -           Supplemental Indenture dated as of December 1, 1997 between Shelter Distribution, L.P., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.62     -           Supplemental Indenture dated as of December 1, 1997 between DCM, Inc., a Subsidiary of
                      Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.63     -           Supplemental Indenture dated as of December 1, 1997 between Duo-Form of Michigan, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.64     -           Supplemental Indenture dated as of December 1, 1997 between Design Components, Inc., a
                      Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.65     -           Supplemental Indenture dated as of December 1, 1997 between Shelter Components of
                      Indiana, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New
                      York, as Trustee.(9)

10.66     -           Supplemental Indenture dated as of December 1, 1997 between BPR Holdings, Inc., a
                      Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.67     -           First Amendment to Credit Agreement dated February 12, 1998 between Kevco, Inc., certain lenders and NationsBank of Texas, N.A.(10)

10.68     -           Registered Global Note dated March 5, 1998 among Kevco, Inc., Kevco Delaware, Inc.,
                      Sunbelt Wood Components, Inc., Bowen Supply, Inc., Encore Industries, Inc., Shelter
                      Components Corporation, BPR Holdings, Inc., Shelter Components of Indiana, Inc., Design
                      Components, Inc., Duo-Form of Michigan, Inc., DCM, Inc. and Shelter Distribution, L.P.,
                      as Subsidiary Guarantors and United States Trust Company of New York, as Trustee.(11)

27.1      -           Financial Data Schedule.(11)

----------------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-11173) and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 27, 1997, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's registration statement on Form S-8 (No. 333-19959), and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1997 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference.

(6)  Previously filed as an exhibit to the Company's Tender Offer Statement on
     Schedule 14D-1, filed October 28, 1997, and incorporated herein by reference.
(7)  Previously filed as an exhibit to the Company's Tender Offer Statement on
     Schedule 14D-1/A, filed December 12, 1997, and incorporated herein by reference.
(8) Schedules and similar attachments to this exhibit have not been previously file herewith, but the nature of their contents is described in the body of this exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Securities and Exchange Commission upon request.
(9) Previously filed as an exhibit to the Company's registration statement on Form S-4 (No. 333-43691), and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, for the year ended December 31, 1997 and incorporated herein by reference.
(11) Filed herewith.

(b)  REPORTS ON FORM 8-K

     None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KEVCO, INC.

Date:  April 30, 1998
                                          By:/s/ Jerry E. Kimmel
                                             ---------------------------------
                                             Jerry E. Kimmel
                                             Chairman of the Board, President
                                             and Chief Executive Officer


Date:  April 30, 1998
                                          By:/s/  Ellis L. McKinley, Jr.
                                             ---------------------------------
                                             Ellis L. McKinley, Jr.
                                             Vice President,
                                             Chief Financial
                                             Officer, Treasurer and Director
                                             (Principal Financial Officer)

                                  KEVCO, INC.

                                 EXHIBIT INDEX

   EXHIBIT NO.                             DESCRIPTION
      10.68                            Registered Global Note
      27.1                             Financial Data Schedule.