Form 10-Q
period 1998-06-30
KEVCO INC
filed 1998-08-06
CIK 1021706

                       Securities and Exchange Commission

                              Washington, DC 20549

                                   Form 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998
                                       or
          ( )Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Transition Period From _____To _____

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

      University Centre I
   1300 S. University Drive
          Suite 200
      Fort Worth, Texas
      -----------------                                         76107
    (Address of principal                                       -----
      executive offices)                                      (Zip Code)



                                 (817-332-2758)
                              -------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes       X               No
                         -------               -------

Indicate the number of shares outstanding for each of the issuer's classes or common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                 6,851,439 shares
--------------------------------------                 ----------------
              (Class)                         (Outstanding as of August 6, 1998)

                                   KEVCO, INC.
                               INDEX TO FORM 10-Q


PART  I - FINANCIAL INFORMATION

ITEM  1 - Financial Statements



Consolidated Balance Sheets as of June 30, 1998 (unaudited)
   and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Consolidated Statements of Income for the three-month and six-month
   periods ended June 30, 1998 and 1997 (unaudited)   . . . .  . . . . . . . . . . . . . . .  4

Consolidated Statements of Cash Flows for the six-month
   periods ended June 30, 1998 and 1997 (unaudited)  . . . . . . . . . . . . . . . . . . . .  5

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .  6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .  14

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Exhibit index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   KEVCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                                                               June 30,            December 31,
                                                                                 1998                 1997
                                                                              -----------          ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                     $     218            $     271
  Trade accounts receivable, less allowance for doubtful
        accounts of $615 and $641 in 1998 and 1997, respectively                   59,215               41,006
  Inventories, less reserve for obsolete inventory of $2,568
        and $2,692 in 1998 and 1997, respectively                                  94,752               83,540
  Assets held for sale                                                                 28                3,032
  Other current assets                                                              4,497                4,981
                                                                                ---------            ---------
       Total current assets                                                       158,710              132,830
Property and equipment, net                                                        45,272               42,442
Intangible assets, net                                                            118,937              120,190
Deferred tax asset                                                                  4,339                4,339
Other assets                                                                        8,935                8,393
                                                                                ---------            ---------
       Total assets                                                             $ 336,193            $ 308,194
                                                                                =========            =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                               $ 4,459              $ 2,932
  Trade accounts payable                                                           64,303               47,007
  Accrued liabilities                                                              14,121               24,496
  Other current liabilities                                                         2,011                  950
                                                                                ---------            ---------
       Total current liabilities                                                   84,894               75,385
Long-term debt, less current portion                                              204,393              191,288
Deferred compensation obligation                                                      728                  874
                                                                                ---------            ---------
       Total liabilities                                                          290,015              267,547
                                                                                ---------            ---------

Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 6,848 and
       6,828  shares issued and outstanding in 1998 and 1997, respectively             68                   68
  Additional paid-in capital                                                       33,236               33,020
  Retained earnings                                                                12,874                7,559
                                                                                ---------            ---------
       Total stockholders' equity                                                  46,178               40,647
                                                                                ---------            ---------
       Total liabilities and stockholders' equity                               $ 336,193            $ 308,194
                                                                                =========            =========


          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                    Three Months Ended        Six Months Ended
                                                  ----------------------   ----------------------
                                                         June 30,                  June 30,
                                                  ----------------------   ----------------------
                                                     1998        1997         1998         1997
                                                  ---------   ----------    --------     --------
Net sales                                         $231,967     $101,305     $444,018     $173,404
Cost of sales                                      200,016       87,434      383,124      149,410
                                                  --------     --------     --------     --------
     Gross profit                                   31,951       13,871       60,894       23,994
Commission income                                    1,846        1,628        3,700        2,907
                                                  --------     --------     --------     --------
                                                    33,797       15,499       64,594       26,901
Selling, general and administrative expenses        22,968       10,097       44,836       17,778
                                                  --------     --------     --------     --------
     Operating income                               10,829        5,402       19,758        9,123
Interest expense                                     5,138          968       10,206        1,496
                                                  --------     --------     --------     --------
     Income before income taxes                      5,691        4,434        9,552        7,627
Income taxes                                         2,504        1,773        4,237        3,050
                                                  --------     --------     --------     --------
     Net income                                   $  3,187     $  2,661     $  5,315     $  4,577
                                                  ========     ========     ========     ========

Earnings per share - basic                        $   0.47     $   0.39     $   0.78     $   0.67
                                                  ========     ========     ========     ========
Earnings per share - diluted                      $   0.46     $   0.39     $   0.76     $   0.66
                                                  ========     ========     ========     ========
Weighted average shares outstanding - basic          6,843        6,809        6,837        6,809
                                                  ========     ========     ========     ========
Weighted average shares outstanding - diluted        6,957        6,910        6,953        6,927
                                                  ========     ========     ========     ========



          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                            Six Months Ended June 30,
                                                           --------------------------
                                                              1998            1997
                                                           ---------       ----------
Cash flows from operating activities:
    Net income                                              $  5,315      $  4,577
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                           3,983         1,386
       Gain on sale of assets
       Deferred compensation obligation                         (146)           76
       Changes in assets and liabilities                     (21,751)       (3,221)
                                                            --------      --------
       Net cash provided (used) by operating activities      (12,599)        2,818
Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired            --         (32,498)
    Purchase of equipment                                     (5,679)         (747)
    Proceeds from sale of assets                                 709           813
    Proceeds from assets held for sale                         2,968          --
    Decrease in other assets                                    (227)         (394)
                                                            --------      --------
       Net cash used by investing activities                  (2,229)      (32,826)
Cash flows from financing activities:
    Proceeds (payments) on line of credit, net                 7,418        (1,771)
    Proceeds from long-term debt                              10,000        30,000
    Payments of long-term debt                                (2,786)         (219)
    Stock options exercised                                      216          --
    Other                                                        (73)         --
                                                            --------      --------
       Net cash provided by financing activities              14,775        28,010
                                                            --------      --------
Net decrease in cash and cash equivalents                        (53)       (1,998)
Beginning cash and cash equivalents                              271         2,078
                                                            --------      --------
Ending cash and cash equivalents                            $    218      $     80
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

         In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of June 30, 1998 and December 31, 1997, the statements of income for the three-month and six-month periods ended June 30, 1998 and 1997 and the statements of cash flows for the six-month periods ended June 30, 1998 and 1997. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1998.

2.  ACQUISITIONS

         In December 1997, the Company acquired Shelter Components Corporation (the "Shelter Acquisition") and the inventory and certain distribution rights from Shepherd Products Company (the "Shepherd Acquisition"), for total purchase prices approximating $144.8 million and $8.0 million, respectively. The acquisitions were made utilizing borrowings under the Company's amended and restated credit facility and, in the case of the Shelter Acquisition, net proceeds from the issuance of $105 million of 10 3/8% senior subordinated notes due 2007. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of operations of the Company from their respective acquisition dates. As a result of such acquisitions, approximately $87.6 million of goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. Additional purchase liabilities included approximately $1.2 million for severance and related costs associated primarily with the elimination of certain administrative and corporate positions recorded in connection with the Shelter Acquisition in December, $0.8 million of which is outstanding at June 30, 1998. The Company expects to complete its termination of employees during 1998.

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3.     INVENTORIES

         Inventories are comprised of the following (in thousands):


                                     June 30,                December 31,
                                       1998                     1997
                                   ------------             ------------
Raw materials                      $     24,479             $     17,006
Work-in process                           1,431                    1,317
Finished goods                            7,271                    3,760
Goods held for resale                    61,571                   61,457
                                   ------------             ------------
                                   $     94,752             $     83,540
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

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



5.     EARNINGS PER SHARE

         Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The reconciliation between basic and diluted weighted average shares outstanding, follows:





                                                 Three Months Ended          Six Months Ended
                                                      June 30,                    June 30,
                                                1998          1997          1998          1997
                                            -------------  -----------   ------------  -----------
                                                   (in thousands)              (in thousands)
Weighted average shares - basic                    6,843        6,809          6,837        6,809
Plus shares applicable to stock
  option plans                                       114          101            116          118
                                            =============  ===========   ============  ===========
Weighted average shares - diluted                  6,957        6,910          6,953        6,927
                                            =============  ===========   ============  ===========

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

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Consolidated Statements of Income data as a percentage of the Company's net sales.





                                    Three Months Ended  Six Months Ended
                                         June 30,           June 30,
                                    ----------------   -----------------
                                     1998      1997      1998     1997
                                    ------    ------    ------    -----
Net sales                           100.0%    100.0%    100.0%    100.0%
Cost of sales                        86.2      86.3      86.3      86.2
                                    -----     -----     -----     -----
     Gross profit                    13.8      13.7      13.7      13.8
Commission income                     0.8       1.6       0.8       1.7
                                    -----     -----     -----     -----
                                     14.6      15.3      14.5      15.5
Selling, general and
     administrative expenses          9.9      10.0      10.1      10.3
                                    -----     -----     -----     -----
     Operating income                 4.7       5.3       4.4       5.2
Interest expense, net                 2.2       0.9       2.3       0.8
                                    -----     -----     -----     -----
     Income before income taxes       2.5%      4.4%      2.1%      4.4%
                                    =====     =====     =====     =====


COMPARISON OF THREE MONTHS ENDED JUNE 30, 1998 AND 1997

         Net sales increased by $130.7 million, or 129.0%, to $232.0 million for the three month period ended June 30, 1998 from $101.3 million for the comparable 1997 period. The net sales increase primarily resulted from the effect of the Shelter Acquisition in December 1997.

         Gross profit increased by $18.1 million, or 130.2%, to $32.0 million for the three month period ended June 30, 1998 from $13.9 million for the comparable 1997 period due primarily to the Shelter Acquisition. Gross profit, as a percent of net sales, increased to 13.8% for the three month period ended June 30, 1998 from 13.7% for the comparable 1997 period. The slight increase in gross profit, as a percent of net sales, was related primarily to the effect of high margin manufacturing operations acquired through the Shelter Acquisition, offset by wood products margins which, affected by lower than historical lumber prices, continued to be lower than historical levels and start-up costs related to the opening of two wood products plants in Arizona and North Carolina (such wood products represent approximately 19% of net sales).

         Selling, general and administrative expenses increased by $12.9 million, or 127.7%, to $23.0 million for the three month period ended June 30, 1998 from $10.1 million for the comparable 1997 period. The increase was primarily due to increased sales volume related to the Shelter Acquisition. Selling, general and administrative expenses, as a percent of net sales, decreased to 9.9% for 1998 from 10.0% for the comparable 1997 period primarily reflecting economies of scale and cost synergies from the Shelter Acquisition.

         Interest expense increased by $4.1 million to $5.1 million for the three months ended June 30, 1998 from $1.0 million for the comparable 1997 period principally due to borrowings related to the acquisitions of Shelter and Shepherd.

         Net income increased by $0.5 million, or 18.5%, to $3.2 million for the three months ended June 30, 1998 from $2.7 million for the comparable 1997 period. The increase is attributable primarily to increased sales volume due to the Shelter Acquisition offset by increased interest expense as described above.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Net sales increased by $270.6 million, or 156.0%, to $444.0 million for the six month period ended June 30, 1998 from $173.4 million for the comparable 1997 period. The net sales increase primarily resulted from the effect of the Shelter Acquisition in December 1997 as well as a reported manufactured housing shipment increase of 3.4% from January through May 1998, as compared to the prior period. Sales to the manufactured housing industry represented approximately 80% of net sales for the six months ended June 30, 1998.

         Gross profit increased by $36.9 million, or 153.8%, to $60.9 million for the six month period ended June 30, 1998 from $24.0 million for the comparable 1997 period due primarily to the Shelter Acquisition. Gross profit, as a percent of net sales, decreased to 13.7% for the six month period ended June 30, 1998 from 13.8% for the comparable 1997 period. The slight decrease in gross profit, as a percent of net sales, was related primarily to the fact that wood products margins, affected by lower than historical lumber prices, continued to be lower than historical levels, to start-up costs related to the opening of two wood products plants in Arizona and North Carolina (such wood products represent approximately 18% of year to date net sales) and to some initial margin pressure in the first quarter of 1998 related to the Shelter Acquisition, offset by the effect of high margin manufacturing operations acquired through the Shelter Acquisition.

         Selling, general and administrative expenses increased by $27.0 million, or 151.7%, to $44.8 million for the six month period ended June 30, 1998 from $17.8 million for the comparable 1997 period. The increase was primarily due to increased sales volume related to the Shelter Acquisition. Selling, general and administrative expenses, as a percent of net sales, decreased to 10.1% for 1998 from 10.3% for the comparable 1997 period primarily reflecting economies of scale and cost synergies from the Shelter Acquisition.

         Interest expense increased by $8.7 million to $10.2 million for the six months ended June 30, 1998 from $1.5 million for the comparable 1997 period principally due to borrowings related to the acquisitions of Shelter and Shepherd.

         Net income increased by $0.7 million, or 15.2%, to $5.3 million for the six months ended June 30, 1998 from $4.6 million for the comparable 1997 period. The increase is due primarily to increased sales volume due to the Shelter Acquisition offset by increased interest expense as described above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth has been financed through cash flow from operations, borrowings under its bank credit facilities, proceeds from the November 1996 initial public offering, proceeds from the issuance of the Notes and the expansion of trade credit. Net cash used by operating activities was $12.6 million and capital expenditures were $5.7 million for the six months ended June 30, 1998. Kevco is obliged to make payments on various capital leases in varying amounts, maturing through 2007 as well as payments under various noncompete and consulting agreements, related to recent acquisitions, in varying amounts, through 2002.

         In December 1997, the Company acquired Shelter for an aggregate purchase price of approximately $144.8 million. In connection with the acquisition of Shelter, the Company entered into the Credit Agreement, which increased the aggregate borrowings available under the existing credit facility to $125.0 million consisting of an $80.0 million term loan facility and a $45.0 million revolving credit facility. The revolving credit facility and a portion of the term loan matures in 2003 with the remaining term loan portion maturing in 2004.

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

         For the six months ended June 30, 1998, days sales in average receivables was approximately 24 days, days sales in average inventory was approximately 40 days and days sales in average payables was approximately 26 days.


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

27.1   -   Financial Data Schedule.(12)
--------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-11173) and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 27, 1997, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's registration statement on Form S-8 (No. 333-19959), and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1997 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Tender Offer Statement on Schedule 14D-1, filed October 28, 1997, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Tender Offer Statement on Schedule 14D-1/A, filed December 12, 1997, and incorporated herein by reference.
(8) Schedules and similar attachments to this exhibit have not been previously file herewith, but the nature of their contents is described in the body of this exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Securities and Exchange Commission upon request.
(9) Previously filed as an exhibit to the Company's registration statement on Form S-4 (No. 333-43691), and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, for the year ended December 31, 1997 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1998 and incorporated herein by reference.
(12)     Filed herewith.

 (b)     REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KEVCO, INC.

Date:    August 6, 1998
                                            By: /s/ Jerry E. Kimmel
                                                --------------------------------
                                                Jerry E. Kimmel
                                                Chairman of the Board, President
                                                and Chief Executive Officer


Date:    August 6, 1998
                                            By: /s/  Ellis L. McKinley, Jr.
                                                --------------------------------
                                                Ellis L. McKinley, Jr.
                                                Vice President, Chief Financial
                                                Officer, Treasurer and Director
                                                (Principal Financial Officer)

                                   KEVCO, INC.

                                  EXHIBIT INDEX




EXHIBIT NO.                               DESCRIPTION
-----------                              -------------
  27.1                              Financial Data Schedule.