Form 10-Q
period 1998-09-30
KEVCO INC
filed 1998-11-12
CIK 1021706

                       Securities and Exchange Commission

                              Washington, DC 20549

                                    Form 10-Q

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998
                                       or
           [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the Transition Period From _____To _____

                        Commission File Number: 000-21621

                                   KEVCO, INC.

             (Exact name of registrant as specified in its charter)

             Texas
             -----                                            75-2666013
(State or other jurisdiction of                               ----------
incorporation or organization)                           (IRS Employer ID No.)

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

                     Yes   X                    No
                         -----                     -----
Indicate the number of shares outstanding for each of the issuer's classes or common stock, as of the latest practicable date.

Common Stock, par value $.01 per share               6,850,539 shares
--------------------------------------               ----------------
                (Class)                    (Outstanding as of November 10, 1998)

                                   KEVCO, INC.
                               INDEX TO FORM 10-Q


PART  I - FINANCIAL INFORMATION

ITEM  1 - Financial Statements

Consolidated Balance Sheets as of September 30, 1998 (unaudited)
   and December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Consolidated Statements of Income for the three-month and nine-month
   periods ended September 30, 1998 and 1997 (unaudited)  . . . . . . . . . . .   4

Consolidated Statements of Cash Flows for the nine-month
   periods ended September 30, 1998 and 1997 (unaudited). . . . . . . . . . . .   5

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .   6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .  15

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Exhibit index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   KEVCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     September 30,        December 31,
                                                                                          1998                1997
                                                                                     --------------      --------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                          $           85      $          271
  Trade accounts receivable, less allowance for doubtful
        accounts of $713 and $641 in 1998 and 1997, respectively                             65,684              41,006
  Inventories, less reserve for obsolete inventory of $2,643
        and $2,692 in 1998 and 1997, respectively                                            94,430              83,540
  Assets held for sale                                                                        1,065               3,032
  Other current assets                                                                        4,551               4,981
                                                                                     --------------      --------------
       Total current assets                                                                 165,815             132,830
Property and equipment, net                                                                  45,347              42,442
Intangible assets, net                                                                      120,782             120,190
Deferred tax asset                                                                            4,339               4,339
Other assets                                                                                  7,828               8,393
                                                                                     --------------      --------------
       Total assets                                                                  $      344,111      $      308,194
                                                                                     ==============      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                                  $        5,704      $        2,932
  Trade accounts payable                                                                     63,936              47,007
  Accrued liabilities                                                                        19,834              24,496
  Other current liabilities                                                                     252                 950
                                                                                     --------------      --------------
       Total current liabilities                                                             89,726              75,385
Long-term debt, less current portion                                                        206,936             191,288
Deferred compensation obligation                                                                693                 874
                                                                                     --------------      --------------
       Total liabilities                                                                    297,355             267,547
                                                                                     --------------      --------------

Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 6,850 and
       6,828 shares issued and outstanding in 1998 and 1997, respectively                        69                  68
  Additional paid-in capital                                                                 33,300              33,020
  Retained earnings                                                                          13,387               7,559
                                                                                     --------------      --------------
       Total stockholders' equity                                                            46,756              40,647
                                                                                     --------------      --------------
       Total liabilities and stockholders' equity                                    $      344,111      $      308,194
                                                                                     ==============      ==============

          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           Three Months Ended               Nine Months Ended
                                                       ---------------------------     ---------------------------
                                                              September 30,                   September 30,
                                                       ---------------------------     ---------------------------
                                                          1998             1997           1998             1997
                                                       -----------     -----------     -----------     -----------
Net sales                                              $   234,625     $    98,553     $   678,643     $   271,957
Cost of sales                                              204,481          85,728         587,605         235,138
                                                       -----------     -----------     -----------     -----------
     Gross profit                                           30,144          12,825          91,038          36,819
Commission income                                            1,850           1,506           5,550           4,413
                                                       -----------     -----------     -----------     -----------
                                                            31,994          14,331          96,588          41,232
Selling, general and administrative expenses                25,507          10,960          70,343          28,738
                                                       -----------     -----------     -----------     -----------
     Operating income                                        6,487           3,371          26,245          12,494
Interest expense                                             5,443             858          15,649           2,354
                                                       -----------     -----------     -----------     -----------
     Income before income taxes                              1,044           2,513          10,596          10,140
Income taxes                                                   531           1,006           4,768           4,056
                                                       -----------     -----------     -----------     -----------
     Net income                                        $       513     $     1,507     $     5,828     $     6,084
                                                       ===========     ===========     ===========     ===========
Earnings per share - basic                             $      0.07     $      0.22     $      0.85     $      0.89
                                                       ===========     ===========     ===========     ===========
Earnings per share - diluted                           $      0.07     $      0.22     $      0.84     $      0.88
                                                       ===========     ===========     ===========     ===========
Weighted average shares outstanding - basic                  6,850           6,815           6,841           6,812
                                                       ===========     ===========     ===========     ===========
Weighted average shares outstanding - diluted                6,944           6,892           6,942           6,916
                                                       ===========     ===========     ===========     ===========



          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             Nine Months Ended September 30,
                                                                             --------------------------------
                                                                                1998                  1997
                                                                             ----------            ----------
Cash flows from operating activities:
    Net income                                                               $    5,828            $    6,084
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                             5,989                 2,172
        Gain on sale of assets                                                     --                      (3)
        Deferred compensation obligation                                           (181)                  375
        Changes in assets and liabilities                                       (25,594)               (2,390)
                                                                             ----------            ----------
        Net cash provided (used) by operating activities                        (13,958)                6,238

Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired                               --                 (32,535)
    Purchase of equipment                                                        (8,943)               (2,000)
    Proceeds from sale of assets                                                    817                   806
    Proceeds from assets held for sale                                            2,968                  --
    (Increase) decrease in other assets                                             302                  (509)
                                                                             ----------            ----------
        Net cash used by investing activities                                    (4,856)              (34,238)

Cash flows from financing activities:
    Proceeds from line of credit, net                                            11,418                 4,600
    Proceeds from long-term debt                                                 10,000                30,000
    Payments of long-term debt                                                   (2,998)               (8,721)
    Stock options exercised                                                         281                   120
    Other                                                                           (73)                 --
                                                                             ----------            ----------
        Net cash provided by financing activities                                18,628                25,999
                                                                             ----------            ----------
Net decrease in cash and cash equivalents                                          (186)               (2,001)
Beginning cash and cash equivalents                                                 271                 2,078
                                                                             ----------            ----------
Ending cash and cash equivalents                                             $       85            $       77
                                                                             ==========            ==========


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

           In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of September 30, 1998 and December 31, 1997, the statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997 and the statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1998.

2.     ACQUISITIONS

           In December 1997, the Company acquired Shelter Components Corporation (the "Shelter Acquisition") and the inventory and certain distribution rights from Shepherd Products Company (the "Shepherd Acquisition"), for total purchase prices approximating $144.8 million and $8.0 million, respectively. The acquisitions were made utilizing borrowings under the Company's amended and restated credit facility and, in the case of the Shelter Acquisition, net proceeds from the issuance of $105 million of 10 3/8% senior subordinated notes due 2007. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of operations of the Company from their respective acquisition dates. As a result of such acquisitions, approximately $90.9 million of goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. Additional purchase liabilities included approximately $1.7 million for severance and related costs associated primarily with the elimination of certain administrative and corporate positions recorded in connection with the Shelter Acquisition in December, $0.4 million of which is outstanding at September 30, 1998. The Company expects to complete its termination of employees during 1998.

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.     INVENTORIES

           Inventories are comprised of the following (in thousands):

                                                        September 30,     December 31,
                                                            1998              1997
                                                        ------------      ------------
Raw materials                                            $   23,120       $   17,006
Work-in process                                                 829            1,317
Finished goods                                                7,964            3,760
Goods held for resale                                        62,517           61,457
                                                         ----------       ----------
                                                         $   94,430       $   83,540
                                                         ==========       ==========


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

           The Credit Agreement and Indenture contain certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence of debt or liens, acquisitions of property and equipment, distributions to stockholders and certain events constituting a Change of Control (as defined in the agreements). At September 30, 1998, the Company was in violation of a financial covenant contained in the Credit Agreement which has been waived by the Company's lenders through a retroactive amendment to the Credit Agreement. The Company is currently negotiating a modification of the Credit Agreement which management expects to be effective December 31, 1998.

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.     EARNINGS PER SHARE

           Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The reconciliation between basic and diluted weighted average shares outstanding, follows:


                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                    September 30,
                                                     1998             1997            1998            1997
                                                  -----------     -----------     -----------     -----------
                                                         (in thousands)                 (in thousands)
Weighted average shares - basic                         6,850           6,815           6,841           6,812
Plus shares applicable to stock
  option plans                                             94              77             101             104
                                                  ===========     ===========     ===========     ===========
Weighted average shares - diluted                       6,944           6,892           6,942           6,916
                                                  ===========     ===========     ===========     ===========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

           The following discussion includes the operations of Kevco for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

           The Company recognizes revenues from product sales at the time of shipment (or the time of product receipt, in the case of direct shipments from suppliers to customers). In some cases the Company sells on a commission basis. Commissions are recognized when earned and represent amounts earned in selling, warehousing and delivering products for certain manufacturers of building products with whom the Company has distribution agreements. Commission arrangements do not require inventory investments or receivables financing, and therefore are significantly less expensive to the Company than traditional sales. To the extent the volume of items warehoused and shipped under commission arrangements increases faster or slower than the volume of items related to traditional sales, changes in net sales may not be representative of actual increases or decreases in shipment volume.

           As discussed below, the Company acquired Shelter Components in December 1997. Since that time, the Company has been integrating Shelter into Kevco by, among other things, consolidating certain corporate functions, consolidating overlapping distribution warehouses from 48 facilities to 34 and integrating multiple Shelter and Kevco computer systems into one. Management believes the consolidation and integration activities and related costs will diminish, on a declining scale, with such activities and costs substantially complete by the end of 1999.

ACQUISITIONS

           Effective December 1, 1997, the Company acquired approximately 95.5% of the common stock of Shelter through a tender offer for a purchase price of $17.50 per share of common stock of Shelter; the Company acquired the remaining untendered shares through a subsequent merger for a like price. The Shelter Acquisition was accounted for as a purchase and, accordingly, the operating results have been included in the operating results of the Company since December 1, 1997. As a result of the Shelter Acquisition, approximately $84.1 million of goodwill was recorded by the Company, which reflects the acquisition costs in excess of the fair value of net assets acquired. On June 27, 1997, prior to the acquisition of Shelter by Kevco, Shelter acquired the net assets of Plastic Solutions, Inc., a manufacturer of injection molded plastic parts, for approximately $0.9 million in cash and $3.5 million in notes payable to the sellers.

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

RESULTS OF OPERATIONS

           The following table sets forth, for the periods indicated, certain Consolidated Statements of Income data as a percentage of the Company's net sales.

                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                  September 30,
                                                  ---------------------------      --------------------------
                                                     1998            1997            1998            1997
                                                  -----------     -----------     -----------     -----------
Net sales                                               100.0%          100.0%          100.0%          100.0%
Cost of sales                                            87.2            86.9            86.6            86.4
                                                  -----------     -----------     -----------     -----------
     Gross profit                                        12.8            13.1            13.4            13.6
Commission income                                         0.8             1.5             0.8             1.6
                                                  -----------     -----------     -----------     -----------
                                                         13.6            14.6            14.2            15.2
Selling, general and
     administrative expenses                             10.9            11.1            10.4            10.6
                                                  -----------     -----------     -----------     -----------
     Operating income                                     2.7             3.5             3.8             4.6
Interest expense, net                                     2.3             1.0             2.3             0.9
                                                  -----------     -----------     -----------     -----------
     Income before income taxes                           0.4%            2.5%            1.5%            3.7%
                                                  ===========     ===========     ===========     ===========


COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

           Net sales increased by $136.1 million, or 138.2%, to $234.6 million for the three month period ended September 30, 1998 from $98.5 million for the comparable 1997 period. The net sales increase primarily resulted from the effect of the Shelter Acquisition in December 1997.

           Gross profit increased by $17.3 million, or 135.2%, to $30.1 million for the three month period ended September 30, 1998 from $12.8 million for the comparable 1997 period due primarily to the Shelter Acquisition. Gross profit, as a percent of net sales, decreased to 12.8% for the three month period ended September 30, 1998 from 13.1% for the comparable 1997 period. The decrease in gross profit, as a percent of net sales, was related primarily to the effect of wood products margins which, affected by lower than historical lumber prices, continued to be lower than historical levels, to start-up costs related to the opening of two wood products plants in Arizona and North Carolina (such wood products represent approximately 19% of net sales) and to increased costs as a result of the consolidation efforts to eliminate duplicate facilities resulting from the Shelter Acquisition, as well as an otherwise general decline in margins.

           Selling, general and administrative expenses increased by $14.5 million, or 131.8%, to $25.5 million for the three month period ended September 30, 1998 from $11.0 million for the comparable 1997 period. The increase was primarily due to costs associated with the Shelter Acquisition and related integration. Selling, general and administrative expenses, as a percent of net sales, decreased to 10.9% for 1998 from 11.1% for the comparable 1997 period. Although selling, general and administrative expense, as a percent of net sales, decreased from the prior comparable period, in order to maintain high levels of customer service in a period of considerable consolidation and integration of Shelter distribution operations (including integration of information systems), the Company has incurred costs significantly in excess of anticipated amounts which have negatively impacted earnings and cash flow relating to, among other things, contract labor, overtime and freight charges. The Company has also encountered longer than anticipated start-up periods for two new wood products facilities that were opened earlier this year.

           Interest expense increased by $4.5 million to $5.4 million for the three months ended September 30, 1998 from $0.9 million for the comparable 1997 period principally due to borrowings related to the acquisitions of Shelter and Shepherd.

           Net income decreased by $1.0 million, or 66.7%, to $0.5 million for the three months ended September 30, 1998 from $1.5 million for the comparable 1997 period. The decrease is attributable primarily to a decrease in gross margin percentage, an increase in selling, general and administrative expenses and increased interest expense as described above.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

           Net sales increased by $406.6 million, or 149.5%, to $678.6 million for the nine month period ended September 30, 1998 from $272.0 million for the comparable 1997 period. The net sales increase primarily resulted from the effect of the Shelter Acquisition in December 1997 as well as a reported manufactured housing shipment increase of 7.0% from January through August 1998, as compared to the prior period. Sales to the manufactured housing industry represented approximately 77% of net sales for the nine months ended September 30, 1998.

           Gross profit increased by $54.2 million, or 147.3%, to $91.0 million for the nine month period ended September 30, 1998 from $36.8 million for the comparable 1997 period due primarily to the Shelter Acquisition. Gross profit, as a percent of net sales, decreased to 13.4% for the nine month period ended September 30, 1998 from 13.6% for the comparable 1997 period. The decrease in gross profit, as a percent of net sales, was related primarily to the fact that wood products margins, affected by lower than historical lumber prices, continued to be lower than historical levels, to start-up costs related to the opening of two wood products plants in Arizona and North Carolina (such wood products represent approximately 19% of year to date net sales) and to increased costs in the third quarter as a result of the consolidation efforts to eliminate duplicate facilities resulting from the Shelter Acquisition, as well as an otherwise general decline in margins.

           Selling, general and administrative expenses increased by $41.6 million, or 144.9%, to $70.3 million for the nine month period ended September 30, 1998 from $28.7 million for the comparable 1997 period. The increase was primarily due to costs associated with the Shelter Acquisition and related integration. Selling, general and administrative expenses, as a percent of net sales, decreased to 10.4% for 1998 from 10.6% for the comparable 1997 period. Although selling, general and administrative expense, as a percent of net sales, decreased from the prior comparable period, in order to maintain high levels of customer service in a period of considerable consolidation and integration of Shelter distribution operations (including integration of information systems), the Company has incurred costs significantly in excess of anticipated amounts which have negatively impacted earnings and cash flow relating to, among other things, contract labor, overtime and freight charges. The Company has also encountered longer than anticipated start-up periods for two new wood products facilities that were opened earlier this year.

           Interest expense increased by $13.2 million to $15.6 million for the nine months ended September 30, 1998 from $2.4 million for the comparable 1997 period principally due to borrowings related to the acquisitions of Shelter and Shepherd.

           Net income decreased by $0.3 million, or 4.9%, to $5.8 million for the nine months ended September 30, 1998 from $6.1 million for the comparable 1997 period. The decrease is due primarily to a decrease in gross margin percentage, an increase in selling, general and administrative expenses and increased interest expense as described above.


LIQUIDITY AND CAPITAL RESOURCES

           The Company's growth has been financed through cash flow from operations, borrowings under its bank credit facilities, proceeds from the November 1996 initial public offering, proceeds from the issuance of the Notes and the expansion of trade credit. Net cash used by operating activities was $13.9 million and capital expenditures were $8.9 million for the nine months ended September 30, 1998. Kevco is obliged to make payments on various capital leases in varying amounts, maturing through 2007 as well as payments under various noncompete and consulting agreements, related to recent acquisitions, in varying amounts, through 2002.

           In December 1997, the Company acquired Shelter for an aggregate purchase price of approximately $144.8 million. In connection with the acquisition of Shelter, the Company entered into the Credit Agreement, which increased the aggregate borrowings available under the existing credit facility to $125.0 million consisting of an $80.0 million term loan facility and a $45.0 million revolving credit facility. The revolving credit facility and a portion of the term loan mature in 2003 with the remaining term loan portion maturing in 2004.

           Borrowings under the term loan and revolving credit facilities require monthly, bi-monthly or quarterly interest payments (depending on whether interest accrues based on prime rate or LIBOR) calculated as a blend of the bank's prime rate and LIBOR based on pricing options selected by the Company plus a margin determined by operating statistics of the Company. The term loan and revolving credit facilities are collateralized by substantially all of the assets of the Company and its subsidiaries as well as the capital stock of such subsidiaries. The Credit Agreement contains certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence of debt or liens, acquisitions of property and equipment, distributions to stockholders and certain events constituting a Change of Control (as defined in the Credit Agreement). At September 30, 1998, the Company was in violation of a financial covenant contained in the Credit Agreement which has been waived by the Company's lenders through a retroactive amendment to the Credit Agreement. The Company is currently negotiating a modification of the Credit Agreement which management expects to be effective December 31, 1998.

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

           For the nine months ended September 30, 1998, days sales in average receivables was approximately 25 days, days sales in average inventory was approximately 41 days and days sales in average payables was approximately 27 days.


YEAR 2000

           The Year 2000 problem concerns the inability of information systems to properly recognize date-sensitive information beyond January 1, 2000.

           Kevco has begun a project to bring software and systems into Year 2000 compliance in time to minimize any significant detrimental effects on operations. The project covers information systems infrastructure, financial and administrative systems, operating systems, other non-information systems equipment and significant vendors and customers.

           The Company has adopted a five level process toward Year 2000 compliance: (1) awareness; (2) assessment (identification of where failures may occur, solutions and workarounds and plans to repair or replace), (3) renovation (repair, replace or retire systems that cannot properly process Year 2000 dates); (4) validation and (5) implementation. At September 30, 1998, the first two levels have been substantially completed (except with respect to third parties as discussed below) and level three is in varying stages of completion.

           The Company is utilizing internal personnel, contract programmers and vendors to identify Year 2000 noncompliance problems, modify code and test the modifications. In some cases, non-compliant software and hardware will be replaced.

           The Company relies on third party suppliers for products, raw materials, utilities and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations through reduced sales, reduced inventory levels and cash flow reductions. The Company is currently evaluating the status of suppliers' efforts to become Year 2000 compliant and to determine alternatives and contingency plan requirements. Approaches to reducing risks of interruption due to supplier failures will vary. These alternatives and contingency plans, once developed, are intended to provide a means of managing risk, but cannot eliminate the potential for disruption due to third party failure.

           The Company is also dependent upon customers for sales and cash flow. Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company is, however, taking steps to monitor the status of customers as a means of determining risks and alternatives.

           The Company's distribution centers and manufacturing facilities rely on control systems, which include inventory and production monitoring and warehouse management. Failure of these systems could result in disruption of delivery of product to customers in a timely manner. The Company is evaluating alternatives and contingency plans to mitigate these risks.

           The Company also relies on various financial applications, such as order processing and collection systems. In the event of failure of order processing, the Company's ability to fulfill customer demands could be impaired. In the event of failure of collection systems, the Company may not be able to properly apply payments to customer balances or correctly determine cash balances, and then only to the extent that manual or other alternative processes were not able to meet processing requirements. These applications are in various stages of completion.

           The current estimate of incremental costs to complete the Year 2000 project is $600,000, of which approximately $150,000 has already been incurred and the remainder is expected to be incurred over the next nine months. While the Company believes its efforts will provide reasonable assurance that material disruptions will not occur due to internal failure, the potential for interruption still exists. In addition, there is a risk that the Company's plans for achieving Year 2000 compliance will not be completed on time. However, as part of the plan, the Company would be aware in advance and steps would be taken to mitigate this risk.

FORWARD-LOOKING STATEMENTS

           Certain statements contained in this quarterly report consist of forward-looking statements that involve risks and uncertainties, including, but not limited to, the Company's substantial leverage and its effects on the Company's ability to obtain additional capital as needed, the Company's ability to integrate its operations and successfully implement new management information systems, the Company's success in addressing and remediating Year 2000 related issues, the Company's ability to operate its new manufacturing facilities, customer demand for manufactured housing and recreational vehicles, the effect of economic conditions, the impact of raw materials prices, the Company's ability to maintain profitability in the event of the loss of a significant customer and other risks detailed from time to time in the reports filed by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K.

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
             NationsBanc Montgomery Securities, Inc.(6) 10.46 - First Amendment to Amended and Restated
             Credit Agreement dated as of November 25, 1997 Kevco Delaware, Inc., certain lenders and
             NationsBank of Texas, N.A.(7)

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

-----------

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

                                        KEVCO, INC.

Date:      November 12, 1998            By: /s/ Jerry E. Kimmel
                                            -----------------------------------
                                            Jerry E. Kimmel
                                            Chairman of the Board, President
                                            and Chief Executive Officer


Date:      November 12, 1998            By: /s/  Ellis L. McKinley, Jr.
                                            -----------------------------------
                                            Ellis L. McKinley, Jr.
                                            Vice President, Chief Financial
                                            Officer, Treasurer and Director
                                            (Principal Financial Officer)

                                   KEVCO, INC.

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
   27.1                     Financial Data Schedule.