Form 10-K405
period 1998-12-31
KEVCO INC
filed 1999-04-13
CIK 1021706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       or
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ___ to ___.
                        Commission file number 000-21621

                          ----------------------------
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                              Name of each exchange
     Title of Each Class                       on which registered
     -------------------                      ---------------------

     Common Stock,                           The Nasdaq Stock Market
     par value of $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant was $21,877,460 on March 25, 1999, based on the closing price of the registrant's Common Stock on such date of $5.50 per share, as reported on The Nasdaq Stock Market.

         As of March 25, 1999, 6,856,437 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the annual meeting of shareholders of the registrant to be held during 1999 are incorporated by reference into Part III of this report.

                                     PART I

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report, including but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" sections, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Similar statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict all the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward looking statements. Important factors that could cause actual results to differ materially from the Company's expectations ("cautionary statements") are disclosed in this report, including, but not limited to, the information disclosed under "Factors That Could Affect Future Performance." All forward-looking statements are expressly qualified by such cautionary statements.

ITEM 1.  BUSINESS.

GENERAL

         Kevco, Inc. ("Kevco" or the "Company," and includes, unless the context otherwise requires, its direct and indirect subsidiaries) believes it is the largest wholesale distributor of building products to the manufactured housing and recreational vehicle ("RV") industries. Except as otherwise indicated, information contained herein relating to Kevco is as of December 31, 1998. Through its 27 distribution centers (as of March 17, 1999), the Company distributes more than 75,000 different inventory items to approximately 530 manufactured housing and RV and other manufacturing facilities throughout the United States. Kevco is one of only a few companies capable of providing national distribution of building products to the manufactured housing and RV industries. In addition, the Company also manufactures wood products, laminated wallboard, thermoformed bathtubs and shower enclosures for the manufactured housing industry. From 1994 to 1998, the Company's net sales increased from $99.3 million to $897.5 million, a compound annual growth rate of approximately 73%. Since its founding in 1964, the Company's growth has been fueled by internal growth and acquisitions. On November 6, 1996, the Company consummated its initial public offering. During the second quarter of 1998, the Company's subsidiary structure was reorganized.

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

         The Company distributes a full line of plumbing fixtures and supplies as well as a variety of other building products, including insulation, roof shingles, patio doors, aluminum, vinyl and wood windows, wood and vinyl siding, fireplaces, electrical components and hardware, fasteners, power tools and mill supplies. The Company also manufactures wood products including roof trusses and lumber cut to customer specifications, laminated wallboard products, plastic injection molded products and thermoformed bathtubs, shower enclosures and tub wall surrounds. In 1998, approximately 13% of the Company's net sales were derived from plumbing products, 9% from electrical products, 9% from hardware, fasteners, tools and mill supplies, 18% from wood products, 5% from thermoformed plastic products, 8% from laminated wallboards and 38% from other building products. See note 13 to the consolidated financial statements for additional segment data.

INDUSTRY

         For the year ended December 31, 1998, approximately 90% of the Company's net sales were to producers of manufactured homes. A manufactured home is a complete single-family residence that is built in a factory and transported to a site. Manufactured homes offer most of the amenities of, and are generally built with the same materials as, site-built homes.

         Manufactured housing has historically served as one of the most affordable alternatives for the home buyer. According to the U.S. Department of Commerce, in 1997 the average cost per square foot was $25.78 for a single-section manufactured home and $30.65 for a multi-section manufactured home, as compared to an average cost of $61.47 per square foot for a site-built home, each excluding land costs. In 1997, reported sales of new manufactured homes totaled approximately $14.5 billion (at retail). Approximately 373,000 manufactured homes were reported as shipped in 1998 (which would represent approximately 29.6% of all new single family homes sold in 1998).

         The Company believes steady employment growth, greater availability of retail financing for the home buyer and enhanced quality of manufactured homes have contributed to industry conditions. Although the manufactured housing industry has experienced significant growth over the past five years, the industry is cyclical and is affected by many of the same factors that influence the housing industry generally, including inflation, interest rates, availability of financing, regional economic and demographic conditions, consumer confidence levels and retail inventory levels, as well as the affordability and availability of alternative housing, such as apartments, condominiums and conventional, site-built homes.

         The ten highest volume producers of manufactured homes in 1997 reportedly accounted for approximately 80% of total manufactured home shipments in that year. Management believes that only a few distributors are capable of distributing a broad line of building products to meet the needs of these manufacturers on a national basis.

         For the year ended December 31, 1998, approximately 7% of the Company's net sales were to producers of RVs. RVs are motorized and non-motorized vehicles that provide comfortable, self-contained living facilities for short periods of time, but are not generally designed for permanent living. RV shipments to retailers reportedly totaled approximately 293,000 units in 1998. Historically, demand for RVs has been influenced by a number of factors, including the availability and terms of financing to dealers and retail purchasers, the abundance of motor vehicle fuels and fuel prices, as well as general economic conditions.

BUSINESS STRATEGY

         Kevco's primary objective is to maintain and strengthen its position as one of the largest national distributors of building products to the manufactured housing and RV industries. To achieve its objective, the Company has adopted a strategy based on the following key elements:

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

         REALIZE SHELTER ACQUISITION BENEFITS. The Company believes that its continued success will depend in part on its effectively integrating the Company's operations with those it acquired through the acquisition of Shelter. The Company has prioritized the integration of its various distribution information systems into a single hardware and software platform, which the Company believes will ultimately result in better inventory management and lower distribution costs. The Company intends to continue to reduce administrative and facility redundancies such as through the integration and streamlining of the Company's accounting systems, the consolidation of warehouses and the sale or subletting of vacant facilities. The Company is also exploring methods of reducing its debt leverage, created in part as a result of the Shelter acquisition in order to enhance its competitiveness. Until such integration is substantially complete, levels of debt reduced and profitability restored, the Company does not anticipate effectuating additional acquisitions.

         LEVERAGE NATIONAL DISTRIBUTION NETWORK. Kevco intends to continue to use its national distribution network as a platform for internal growth. The Company believes that its national distribution network has allowed it to develop close relationships with leading product manufacturers and to become the exclusive supplier of certain product lines to the manufactured housing and RV industries. In addition, the Company believes that its national presence provides it with a competitive advantage due to its ability to service effectively the building products needs of its customers' manufacturing facilities, several of which are located in remote, rural areas. This capability has led to several national customer accounts. As one of the largest national distributors of building products in the United States to the manufactured housing and RV industries, the Company has substantial purchasing power and is able to realize economies of scale.

         INCREASE CUSTOMER PENETRATION AND PRODUCT OFFERINGS. Kevco supplies over 90% of all manufactured housing plants in the United States with one or more product lines. This established customer base provides the Company with an opportunity to supply a greater portion of its customers' building products needs as the customers seek to reduce the number of their suppliers. With its existing national distribution infrastructure, the Company believes that additional products from its existing product lines can be offered to customers without significant additional overhead cost.

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

         COST SAVING MEASURES. The Company's sales force also works with the Company's customers and suppliers in suggesting and implementing cost saving measures. Kevco actively works to find ways for producers of manufactured homes or RVs to reduce the number of stock-keeping units ("SKUs") they use in production in order to further reduce their inventories. In its wood products operations, Kevco builds steel forms to its customers' specifications to ensure the dimensional tolerances of the roof trusses it manufactures, as strict adherence to design specifications translates into reduced manufacturing costs for Kevco's customers. Additionally, developing and following QS-9000 based policies and procedures has provided substantial savings on the products produced by Kevco, and the engineering staff of Kevco is prepared to assist customers with parts consolidation and redesign.

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

PRODUCTS

         The Company believes it distributes one of the most comprehensive product lines to the manufactured housing and RV industries. Prior to the acquisition of Shelter, Kevco distributed approximately 10,000 SKUs and Shelter distributed approximately 62,000 SKUs. Some of Kevco's and Shelter's SKUs overlap, and the Company continues to rationalize and reduce total SKUs as Shelter is integrated into the Company's operations. The following is a brief description of the products the Company distributes:

         PLUMBING PRODUCTS. Kevco distributes a wide variety of plumbing fixtures and supplies including tubs, toilets, faucets, ABS pipe, connectors, fittings, drain waste vent systems and potable water systems. Kevco supplies substantially everything necessary to carry water into and out of a manufactured home or RV.

         BUILDING PRODUCTS. Kevco distributes a wide variety of building products, including windows, wood moulding, vinyl siding, visqueen, gypsum board, parquet wood flooring, insulation, roof shingles, patio doors, fireplaces, kitchen cabinetry and water heaters.

         WOOD PRODUCTS. Kevco manufactures roof trusses and lumber cut to customer specifications for use in manufactured homes. Roof trusses are rectangular or triangular structures that form the principal roof support for a manufactured home. Kevco also distributes plywood and mill direct lumber.

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

         ELECTRICAL COMPONENTS. Kevco distributes electrical components, including wire, wiring devices, power generators, load-centers, circuit breakers, panels and 110 and 12 volt lighting.

         THERMOFORMED PRODUCTS. Kevco manufactures and distributes bathtubs, shower enclosures and tub wall surrounds for the manufactured housing and RV industry using the thermoforming process.

         LAMINATED WALLBOARD PRODUCTS. Kevco manufactures and distributes laminated wallboard products primarily for the manufactured housing and RV industries and, to a lesser extent, manufactures laminated wall shelving systems for the retail home improvement industry.

         PLASTIC INJECTION MOLDED PRODUCTS. Kevco manufactures custom thermoplastic injection molded products for the automotive, sporting goods, medical and manufactured housing industries. Kevco also designs parts and builds injection molds for its customers.

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

         Kevco maintains active customer relationships with approximately 530 manufactured home production plants and RV production plants in 45 states. The Company's two largest customers, Champion Enterprises, Inc. and Fleetwood Enterprises, Inc., accounted for approximately 15% and 12%, respectively of Kevco's net sales in 1998. Although the Company has ongoing supply relationships with these customers, it does not have a formal supply contract with these customers or most of its other customers. The Company's business could be adversely affected if these customers, or other major customers, substantially reduced or discontinued purchases from the Company. Further, the Company can give no assurance that its sales to such customers will continue at historical levels. The Company believes that it has good relationships with each of its manufactured home and RV customers.

DISTRIBUTION

         Kevco distributes products through 27 distribution centers strategically located near its customers' manufacturing plants in order to provide prompt delivery and responsive customer service. In most cases, the Company's desired service area is within a 250-mile radius of each distribution center. The Company generally uses a decentralized management structure that emphasizes individual distribution center profit-and-loss responsibility. A distribution center is typically comprised of warehouse and receiving space, secure outdoor holding space and office space. Local sales efforts are coordinated and supported at the distribution centers. The remaining distribution center activities relate to receiving, storing and delivering products.

         Substantially all of Kevco's distribution centers are equipped with real-time management information systems that allow the distribution centers to control and monitor inventory levels, perform invoicing and order entry, and establish delivery schedules and routes. Corporate management also uses the Company's information systems to monitor sales, inventory and profitability by distribution center. As a result of the Shelter acquisition, the Company maintains multiple management information systems, some of which co-exist in individual warehouse distribution centers. The Company is currently in the process of merging the multiple systems into one, with the process scheduled to be complete in early 2000. Although each system provides accurate management and financial information, the multiple systems are less efficient than one system in disseminating management information on a timely and accurate basis.

         Inventories are kept on the perpetual method, with daily physical counts of at least five items in each warehouse. A complete physical inventory count is performed twice a year. For book and tax purposes, the Company records purchased inventories under the FIFO method.

         In most cases, the Company warehouses products before distributing them to customers. Kevco delivers the products it sells either by Company truck or common carrier. Delivery is a key component of Kevco's dedication to customer service and is a competitive requirement. In some instances, suppliers will "drop ship" products directly to Kevco's customers, with Kevco retaining responsibility for selling, billing and collection. Also, under certain arrangements, the Company receives fees for warehousing, delivering, selling or other services without taking title to the products. Kevco records such fees as commission income in the Consolidated Statements of Income.

PURCHASING AND SUPPLIERS

         Kevco obtains its products from more than 1,000 different manufacturers. As a distributor, Kevco plays a valued role in linking product manufacturers with customers and provides the level of customer service and just-in-time delivery its customers require. Kevco's position in the marketplace has, from time to time, enabled it to take advantage of volume discounts, product promotions and other buying opportunities from suppliers, which allow the Company to market a wide variety of products to its customers at attractive prices.

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

         While the loss of a major supplier could have a material adverse effect on the Company's business, the Company believes alternative suppliers for similar products in each of its product lines are generally available. In addition, raw material used by the Company for its manufactured products are generally available from a number of sources and loss of any one source would not have a material adverse effect on the Company. The Company believes its relations with its suppliers are generally good, though the Company believes that its substantial leverage and decline in profitability has strained its relationship with its suppliers. In the event a group of the Company's suppliers were to decline to sell product to the Company on credit at a time when the Company did not have the necessary liquidity to make payment within normal payment terms or otherwise make acceptable payment assurances, the Company's business could be materially and adversely affected unless alternative suppliers were then willing to sell such product to the Company on credit.

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

         The Company's wood products customers include producers of manufactured homes as well as contract, "cut-to-order" customers outside of the manufactured housing industry. Substantially all of Kevco's wood product sales are to manufactured home producers. Kevco has roof truss manufacturing facilities in Alabama (2), Arizona, Georgia, North Carolina, Tennessee and Texas.

         The Company manufactures laminated wallboard products primarily for the manufactured housing and RV industries and, to a lesser extent, manufactures laminated wall shelving systems for the retail home improvement industry. Decorative paper or vinyl wall coverings are laminated onto 4' x 8' sheets of gypsum, MDF or lauan and are shipped directly to the customers from one of Kevco's six manufacturing facilities located in Indiana, Georgia, North Carolina, Tennessee and Texas (2).

         The Company manufactures bathtubs, shower enclosures and tub wall surrounds for the manufactured housing and RV industry using the thermoforming process. Thermoforming is the heating of plastic sheet to a softening temperature and forcing the hot flexible material over a mold by the use of mechanical and vacuum pressure. Allowed to cool, the plastic retains the shape and detail of the mold.

         The Company designs, builds and molds high tolerance functional component parts. The process uses custom built molds and thermoplastic molding machines to liquify, inject and form parts for its customers. This process can accommodate small and large parts and hold tolerances up to .002 of an inch. Kevco has 27 molding machines ranging in size from 35 ton to 700 ton of clamp pressure.

WARRANTY AND RETURNS

         Kevco's customers generally rely on the warranties issued by the manufacturer of the products sold by the Company. Kevco generally provides a one year limited warranty on the products it sells, which warranty covers the product and service calls. The Company's warranty on the product itself is generally not utilized because the product manufacturer provides a more comprehensive warranty. The Company's warranty expense in 1998 was negligible. Kevco also has an informal, unwritten return policy under which, for one year following sale, Kevco will generally accept the nonwarranty return of unused products, after inspection by Kevco personnel, for a restocking charge.

         In the event a manufactured home experiences a failure of a roof truss manufactured by the Company, the Company will inspect the home to determine whether there is a covered defect in the roof truss. If a covered defect is discovered, the Company generally pays to replace the roof truss and the roof. The Company has had one claim in the past three years. The Company also maintains a limited warranty on its thermoformed products, which generally ranges from one to five years, covers defects in materials and workmanship by repair or replacement of the defective item and excludes labor and consequential damages.

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

EMPLOYEES

         As of December 31, 1998, the Company employed 2,153 persons. The Company is a party to (i) a collective bargaining agreement, which covers certain employees at one of the Company's facilities in Elkhart, Indiana and
(ii) a collective bargaining agreement effective through March 31, 1999, which covers certain employees at a plastics operation plant in Texas. The Company has not experienced any work stoppages as a result of labor disputes and the Company considers its employee relations to be good.

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


                                   MANAGEMENT

         The following table sets forth certain information as of March 25, 1999, concerning the Company's officers and certain key employees. Inclusion in this list as an officer or key employee is not intended to act as an admission that such individual is or will become subject to Section 16 under the Exchange Act.

NAME                            AGE     POSITION
----                            ---     --------
Jerry E. Kimmel ............     61     Chairman of the Board, President and Chief Executive Officer

Clyde A. Reed, Jr ..........     63     Executive Vice President and Chief Operating Officer

Ellis L. McKinley, Jr ......     47     Vice President, Chief Financial Officer, Treasurer and Director

Richard S. Tucker ..........     55     Secretary and Director

C. Lee Denham ..............     50     President, Kevco Manufacturing, L.P.

Gregory G. Kimmel ..........     30     Senior Vice President, Corporate Development and Director

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

         Clyde A. Reed, Jr. joined the Company in 1965 and has served as Executive Vice President since 1986 and Chief Operating Officer since 1991. From 1978 to 1986, Mr. Reed served as Vice President of the Company. Mr. Reed served as a director of the Company from November 1996 to January 1999.

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

         C. Lee Denham has served as President of Kevco Manufacturing, L.P. since its formation in 1998 and of its predecessor, Kevco's former subsidiary Sunbelt, since November 1996 and as Vice President of the Sunbelt division of Kevco from 1995 to November 1996. Mr. Denham was division manager of Sunbelt from 1991 to 1995. From 1981 to 1991, Mr. Denham was President of Sunbelt. From 1970 until founding Sunbelt in 1981, Mr. Denham was employed by Universal Forest Products, Inc. Mr. Denham received his B.B.A. in Marketing from the University of Georgia in 1970.

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

SALES BY SUPPLIERS

         The Company generally purchases its products from suppliers on open account. In the event that a group of the Company's suppliers were to decline to sell product to the Company on credit at a time when the Company did not have the necessary liquidity to make payment within normal payment terms or otherwise make acceptable payment assurances, the Company's business could be materially and adversely affected unless alternative suppliers were then willing to sell such product to the Company on credit. Further, a perceived strain between the Company and its suppliers could ultimately strain the Company's relationship with its customers, which could have a material adverse effect on the Company.

NASDAQ LISTING

         The Company's Common Stock is currently listed for trading on The Nasdaq National Market System ("NASDAQ"). Under applicable NASDAQ listing standards, the Company is required to have two independent directors. One of the Company's independent directors, Martin C. Bowen, resigned effective as of December 2, 1998, and the Company has not nominated a successor independent director to stand for election at the Company's 1999 annual meeting of shareholders. Further, since September 1, 1997, Richard Nevins, the Company's other independent director, has acted as a consultant at times for the Company and at times for Jerry E. Kimmel, the Company's Chairman of the Board, President and Chief Executive Officer. As such, NASDAQ may not consider Mr. Nevins to be an independent director for such purposes. The Company has had informal discussions with NASDAQ regarding its independent director status; however, NASDAQ has not formally notified the Company that its shares of Common Stock are subject to delisting as a result of this noncompliance. Ordinarily, before delisting, NASDAQ would provide notice and an opportunity to effectuate a plan for compliance with listing requirements.

         If the Company is unable to comply with such listing requirement, the shares of the Company's Common Stock could be delisted by NASDAQ, which could result in a substantial reduction in the liquidity and price of the Company's Common Stock.

RISKS RELATED TO THE INTEGRATION OF KEVCO AND SHELTER

         The integration of Shelter with the Company involves the integration of two companies that have previously operated independently. The assimilation of the companies requires the integration and coordination of the Company's product offering, management, systems, manufacturing and sales and marketing efforts. The Company has already experienced greater than anticipated expenses relating to the nonuniform information systems and accounting systems acquired with Shelter and the Company may continue to experience greater than expected integration related costs. In addition, the process of integrating the operations of Kevco and Shelter requires substantial attention from management and could cause the interruption of, or a loss of momentum in, the business activities of the Company, which could have an adverse effect on the Company's financial position, results of operations and cash flows. Accordingly, no assurance can be given that further difficulties will not be encountered in integrating the operations of Kevco and Shelter or that the efficiencies and benefits expected from such integration will ultimately be realized.

YEAR 2000

         The Company is in the process of addressing and attempting to ensure its Year 2000 readiness. The Year 2000 problem concerns systems and equipment designed and developed using two digits, rather than four, to specify the year, which may result in the inability of information systems to properly recognize date-sensitive information on and beyond January 1, 2000. Certain risks and uncertainties relating specifically to the Company's Year 2000 efforts include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of various third parties with respect to Year 2000 problems. While the Company believes its efforts will provide reasonable assurance that material disruptions will not occur due to internal failure and is attempting to assess and minimize potential disruption due to third party failure, the potential for interruption still exists and may materially adversely affect the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Year 2000."

SUBSTANTIAL LEVERAGE

         The Company has a substantial amount of indebtedness. As of December 31, 1998, the Company had approximately $210.6 million of consolidated indebtedness and a percentage of debt to total capitalization of 83.1%. The degree to which the Company is leveraged could have important consequences to the Company including the following: (i) funds available to the Company for its operations and general corporate purposes or for capital expenditures have been and will continue to be reduced as a result of the dedication of a substantial portion of the Company's consolidated cash flow from operations to the payment of the principal and interest on its indebtedness, (ii) the Company may be more highly leveraged than certain of its competitors, which may place it at a competitive disadvantage, (iii) the agreements governing the Company's and its subsidiaries' long-term indebtedness and bank loans contain restrictive financial and operating covenants, and an event of default (not cured or waived) under financial and operating covenants contained in the Company's or its subsidiaries' debt instruments could occur and have a material adverse effect on the Company, (iv) certain of the borrowings under debt agreements of the Company and its subsidiaries have floating rates of interest, which causes the Company and its subsidiaries to be vulnerable to increases in interest rates and (v) the Company's substantial degree of leverage could make it more vulnerable to a downturn in general economic conditions and raise concerns about the Company's liquidity with the Company's vendors and customers.

         The ability of the Company and its subsidiaries to make principal and interest payments under long-term indebtedness and bank loans will be dependent upon their future performance, which is subject to financial, economic and other factors affecting the Company and its subsidiaries, some of which are beyond their control. There can be no assurance that the current level of operating results of the Company and its subsidiaries will improve. The Company believes that it will need to access the capital markets in the future in order to provide the funds necessary to repay a significant portion of its indebtedness. There can be no assurance that any such refinancing will be possible or that any additional financing can be obtained, particularly in view of the Company's anticipated high levels of debt and the debt incurrence restrictions under its existing debt agreements. If no such refinancing or additional financing were available, the Company and/or its subsidiaries could default on their respective debt obligations. In such case, virtually all other debt of the Company and its subsidiaries could be immediately due and payable.

CYCLICAL NATURE AND SEASONALITY OF THE MANUFACTURED HOUSING AND RV MARKETS

         Over 90% of the Company's net sales for the year ended December 31, 1998, were to producers of manufactured homes and RVs. The manufactured housing market historically has been cyclical and is influenced by many of the same national and regional economic and demographic factors that affect the broader housing market, including consumer confidence, interest rates, availability and terms of financing, regional population and employment trends, availability and cost of alternative housing and general economic conditions, including recessions. The RV market has also historically been cyclical and is also influenced by factors such as interest rates, availability and terms of financing and general economic conditions, as well as gasoline prices. The Company may be adversely affected by these factors. The Company's operating results for the past few years do not reflect the seasonality that historically has been seen in the manufactured housing and RV industries.

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

ITEM 2.  PROPERTIES.

FACILITIES

         The following table sets forth certain information as of March 25, 1999, with respect to the Company's distribution and manufacturing facilities, which are leased unless otherwise indicated. The Company also leases its executive offices of approximately 12,000 square feet in Fort Worth, Texas and the location that formed the executive offices of Shelter, of approximately 19,000 square feet, in Elkhart, Indiana. The Company also leases six and owns four former distribution facilities, which were closed to achieve efficiencies and eliminate redundancies following the acquisition of Shelter. Such vacant facilities are in various stages of being sublet or sold. Substantially all of the Company's assets, including its owned facilities and its leasehold interests, are encumbered by liens granted under security agreements in favor of the Company's lenders under the Company's senior credit facilities.

                                     APPROXIMATE
             LOCATION                SQUARE FEET     FUNCTION
Alabama
     Bear Creek* .................      90,000     Distribution
     Haleyville ..................      86,000     Distribution
     Haleyville* .................     146,000     Manufacturing
     Haleyville ..................      44,000     Manufacturing
     Phil Campbell ...............      30,000     Manufacturing
     Spruce Pine* ................      54,000     Manufacturing
Arizona
     Phoenix .....................      94,000     Distribution
     Glendale* ...................      45,000     Manufacturing
California
     Riverside ...................      35,000     Distribution
     San Bernardino ..............      42,000     Distribution
     Woodland ....................      55,000     Distribution

                                     APPROXIMATE
             LOCATION                SQUARE FEET     FUNCTION
Colorado
     Fort Morgan .................      44,000     Distribution

Florida
     Ocala* ......................      50,000     Distribution
     Ocala .......................      17,000     Distribution
                                                    (satellite)
Georgia
     Adel ........................      37,000     Manufacturing
     Ashburn* ....................     100,000     Manufacturing
     Cordele* ....................      60,000     Distribution
     Douglas .....................      72,000     Distribution

Idaho
     Caldwell ....................      24,000     Distribution
     Caldwell ....................      20,000     Distribution
                                                    (satellite)
Indiana
     Elkhart .....................      61,000     Distribution
     Elkhart .....................      90,000     Distribution
     Elkhart .....................      35,000     Distribution
                                                    (satellite)
     Elkhart .....................      57,000     Distribution
     Elkhart* ....................      91,000     Distribution
     Elkhart .....................      15,000     Distribution
     Elkhart* ....................      65,000     Distribution
     Elkhart* ....................      70,000     Distribution
     Elkhart .....................       8,000     Distribution
     Elkhart* ....................      74,000     Manufacturing
     Elkhart* ....................      20,000     Manufacturing
     Elkhart County ..............      29,000     Manufacturing
     South Bend ..................      43,000     Manufacturing
Kansas
     Newton* .....................      85,000     Distribution
Michigan
     Edwardsburg* ................      70,000     Manufacturing
     Edwardsburg .................       7,000     Manufacturing

                                     APPROXIMATE
             LOCATION                SQUARE FEET     FUNCTION
Minnesota
     Redwood Falls ...............      53,000     Distribution

Nebraska
     Aurora ......................      50,000     Distribution
New Mexico
     Albuquerque .................      15,000     Distribution
North Carolina
     New London* .................     165,000     Distribution
     New London* .................      30,000     Manufacturing
     Richfield* ..................      44,000     Manufacturing
Oregon
     Wilsonville .................      67,000     Distribution

Pennsylvania
     Lancaster ...................     119,000     Distribution
Tennessee
     Baxter ......................      55,000     Manufacturing
     Cookeville ..................      30,000     Distribution
                                                   (satellite)
     Cookeville ..................      35,000     Distribution
     Madisonville ................      38,000     Manufacturing
Texas
     Fort Worth ..................     110,000     Distribution
     Mansfield* ..................      25,000     Manufacturing
     Temple ......................      44,000     Manufacturing
     Waco ........................     130,000     Distribution
     Waco ........................     135,000     Manufacturing
     Waco ........................      22,000     Manufacturing
     Waco ........................      14,000     Manufacturing
     Waxahachie* .................     192,000     Manufacturing

-------------------------
*   Company owned facility.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has been traded on The Nasdaq Stock Market under the symbol "KVCO" since November 1, 1996. The following table sets forth the high and low sales prices of the Company's Common Stock for each quarterly period within the two most recent fiscal years.


                                                       HIGH       LOW
                                                    =========  =========
 Fiscal year ended December 31, 1997
 1st Quarter ..................................     $   18.75  $   13.75
 2nd Quarter ..................................     $   15.50  $   12.25
 3rd Quarter ..................................     $   14.38  $   10.13
 4th Quarter ..................................     $   17.88  $   11.88

                                                       HIGH       LOW
                                                    =========  =========
 Fiscal year ended December 31, 1998
 1st Quarter ..................................     $   18.75  $   16.50
 2nd Quarter ..................................     $   26.00  $   19.08
 3rd Quarter ..................................     $   22.13  $   16.25
 4th Quarter ..................................     $   16.00  $    6.75

         On March 25, 1999, the last reported sale price of the Common Stock on The Nasdaq Stock Market was $5.50 and as of such date there were approximately 85 shareholders of record of the Common Stock. The Company's transfer agent is ChaseMellon Shareholder Services, L.L.C.

         The Company has not paid any cash dividends on its Common Stock during the past two fiscal years. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future and intends to retain its earnings to support operations and repay indebtedness. The Company's indenture dated as of December 1, 1997 related to the issuance of $105 million of 10 3/8% senior subordinated notes due 2007 ("Indenture") and the Company's credit agreement generally prohibit the payment of dividends by the Company on its Common Stock. Additionally, the Indenture restricts the payment of dividends by restricted subsidiaries to the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                      (in thousands, except per share data)

The selected consolidated financial data for the five years ended December 31, 1998 are derived from the Company's audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes thereto.

                                                                               YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------------
                                                            1998        1997(1)       1996        1995(2)       1994
                                                          --------     --------     ---------    --------     --------
Net sales ...........................................     $897,450     $390,662     $264,210     $182,519     $ 99,279
Cost of sales .......................................      781,339      338,045      223,519      155,641       83,356
                                                          --------     --------     --------     --------     --------
     Gross profit ...................................      116,111       52,617       40,691       26,878       15,923
Commission income ...................................        7,397        5,914        5,497        2,610        1,066
                                                          --------     --------     --------     --------     --------
                                                           123,508       58,531       46,188       29,488       16,989
Selling, general and administrative expenses ........       99,943       42,922       29,723       20,889       11,941

                                                          --------     --------     --------     --------     --------
     Operating income ...............................       23,565       15,609       16,465        8,599        5,048
Other income ........................................        2,577          --           --           --           800
Interest expense, net ...............................       21,143        4,767        2,058        1,337          281
                                                          --------     --------     --------     --------     --------
     Income before income taxes .....................        4,999       10,842       14,407        7,262        5,567
Income taxes ........................................        3,132        4,554        1,695           45           51
                                                          --------     --------     --------     --------     --------
     Net income .....................................     $  1,867     $  6,288     $ 12,712     $  7,217     $  5,516
                                                          ========     ========     ========     ========     ========

Earnings per share - basic ..........................     $   0.27     $   0.92
                                                          ========     ========
Earnings per share - diluted ........................     $   0.27     $   0.90
                                                          ========     ========
Weighted average shares outstanding - basic .........        6,845        6,815
                                                          ========     ========
Weighted average shares outstanding - diluted .......        6,865        6,959
                                                          ========     ========

PRO FORMA INFORMATION (UNAUDITED)(3)
  Historical income before income taxes .............                               $ 14,407     $  7,262     $  5,567
  Income tax expense adjustments                                                       5,475        2,832        2,171
                                                                                    --------     --------     --------
  Pro forma net income ..............................                               $  8,932     $  4,430     $  3,396
                                                                                    ========     ========     ========
  Pro forma earnings per share - basic ..............                               $   1.64     $   1.01     $   0.77
                                                                                    ========     ========     ========
  Pro forma earnings per share - diluted ............                               $   1.61     $   0.90     $   0.69
                                                                                    ========     ========     ========
  Weighted average shares outstanding - basic .......                                  5,430        4,394        4,394
                                                                                    ========     ========     ========
  Weighted  average shares  outstanding - diluted ...                                  5,531        4,946        4,946
                                                                                    ========     ========     ========

                                                                                  DECEMBER 31,
                                                          ------------------------------------------------------------
                                                            1998         1997         1996         1995         1994
                                                          --------     --------     ---------    --------     --------
BALANCE SHEET DATA:
   Working capital ..................................     $ 73,134     $ 57,445     $  24,526    $ 19,744     $  5,078
   Total assets .....................................      331,835      308,194        55,739      55,669       18,067
   Total debt .......................................      210,579      194,220         9,831      31,263        6,385
   Stockholders' equity .............................       42,887       40,647        34,193       9,556        6,094

(1) The Company acquired Shelter Components Corporation on December 1, 1997, Bowen Supply, Inc. on February 28, 1997 and Consolidated Forest Products, L.L.C. on February 27, 1997. The acquisitions were accounted for as purchases and accordingly, the operating results of the acquired companies have been included in the operating results of the Company since their respective acquisition dates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions."

(2) The Company acquired Service Supply Systems, Inc. ("Service Supply") on June 30, 1995. The acquisition was accounted for as a purchase and accordingly, the operating results of Service Supply have been included in the operating results of the Company since June 30, 1995. See "Management's Discussion and Analysis and Results of Operations - Acquisitions."

(3) Prior to the initial public offering, the Company had elected to be treated as an S corporation under the Internal Revenue Code. As an S corporation, the Company was not subject to federal and certain state income taxes. The pro forma data give effect to the income taxes that would have been recorded had the Company been taxed as a C corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         From 1994 through 1998, the Company experienced significant growth in sales. This growth was the result of internal expansion, including the opening of new distribution centers, as well as the acquisition of distribution and manufacturing facilities from Service Supply. Through the acquisition of Service Supply in June 1995, for approximately $17.7 million in cash, the Company acquired five distribution and three manufacturing facilities, bringing the number of its distribution and manufacturing facilities to 21 and three, respectively at December 31, 1996. In 1997, Kevco continued its expansion strategy through the acquisitions of Consolidated Forest Products, L.L.C. ("Consolidated Forest") and Bowen Supply, Inc. ("Bowen") in February 1997 for an aggregate purchase price of $34.3 million, the acquisition of Shelter Components Corporation ("Shelter") in December 1997 for a purchase price of $144.8 million, the acquisition in December 1997 of inventory and certain distribution rights of certain building products distributed by Shepherd Products Company for a cash purchase price of $6.0 million with future payment obligations as disclosed herein and the opening of one new distribution facility and one new manufacturing facility. The expansion in 1997 increased the number of Kevco's distribution facilities and manufacturing facilities to 47 and 17, respectively, at December 31, 1997. During 1998, the Company has been integrating Shelter into Kevco by, among other things, consolidating certain corporate functions, consolidating overlapping distribution warehouses from 47 to 27 and integrating multiple Shelter and Kevco computer systems. Also in 1998, the Company opened two new wood products manufacturing facilities.

         The integration of the Shelter distribution operations (including integration of information systems), while maintaining high levels of customer service, has resulted in increased costs which has negatively impacted gross margins and selling, general and administrative expenses. The length and cost of the integration process has exceeded anticipated amounts in part because of unanticipated difficulties relating to the merging of Shelter's information and accounting systems with those of the Company. Although management believes these costs will diminish as the integration process is completed, they have prevented the Company from thus far realizing the savings and other synergies originally anticipated. The Company has also encountered longer start-up periods than planned for the two new wood products facilities that were opened earlier in the year.

         Management expects the consolidation of the operations of the companies acquired in 1997 to result in substantial cost savings to the combined company in the future. The Company intends to continue to seek to capitalize on the significant common geographic presence of Kevco, Shelter and Bowen and shared customer relationships to obtain market share and sales cost reductions. In addition, the Company intends to continue to seek to obtain greater utilization of its existing corporate administrative resources to reduce the combined overhead expense. The Company also intends to continue to pursue opportunities to achieve greater benefits over time through the combination of multiple warehouse facilities into single, larger facilities in certain markets and the achievement of economies of scale in purchasing materials and supplies as a larger combined entity. There can be no assurance that the Company will be able to successfully implement such cost savings measures, that the cost savings discussed will be realized or that there will not be significant delays in achieving such cost savings.

         The Company recognizes revenues from product sales at the time of shipment (or the time of product receipt, in the case of direct shipments from suppliers to customers). In some cases the Company sells on a commission basis. Commissions are recognized when earned and represent amounts earned in selling, warehousing and delivering products for certain manufacturers of building products with which the Company has distribution agreements. Commission arrangements do not require inventory investment or receivable financing, and therefore are significantly less expensive to the Company than traditional sales. To the extent the volume of items warehoused and shipped under commission arrangements increases faster or slower than the volume of items related to traditional sales, changes in net sales may not be representative of actual shipment volume increases or decreases.

ACQUISITIONS

         In February 1997, the Company continued its expansion in the wood manufacturing industry through the acquisition of substantially all of the assets, and assumption of certain liabilities, of Consolidated Forest (a manufacturer of wood products for the manufactured housing industry) and consummated the acquisition of all of the outstanding stock of Bowen (a wholesale distributor of building products to the manufactured housing and RV industries). The Bowen acquisition expanded the Company's product lines by adding new products in electronics, drapery and door hardware, industrial tape, adhesives and caulks. The Consolidated Forest and Bowen acquisitions were accounted for as purchases and, accordingly, the operating results of the acquired companies have been included in the operating results of the Company since their respective acquisition dates.

         Effective December 1, 1997, the Company acquired approximately 95.5% of the common stock of Shelter through a tender offer for a purchase price of $17.50 per share of common stock of Shelter; the Company acquired the remaining untendered shares through a subsequent merger for a like price. The Shelter acquisition was accounted for as a purchase and, accordingly, the operating results have been included in the operating results of the Company since December 1, 1997. On June 27, 1997, prior to the acquisition of Shelter by Kevco, Shelter acquired the net assets of Plastic Solutions, Inc., a manufacturer of injection molded plastic parts.

         On December 12, 1997, the Company consummated the acquisition of the inventory and certain distribution rights of certain building products distributed by the manufactured housing and recreational vehicle division of Shepherd Products Company.

         The acquisitions of Shelter, Bowen and Consolidated Forest contributed approximately $140.0 million in net sales for the year ended December 31, 1997. On a pro forma basis, giving effect to the acquisitions consummated in 1997 described above as if the acquisitions had occurred on January 1, 1997, net sales were approximately $862.0 million.

         Through the acquisitions consummated in 1997, and primarily through the Shelter acquisition, Kevco believes it became the largest wholesale distributor of building products to the manufactured housing and recreational vehicle industries. Because of the acquisitions in 1997, the Company's historical results of operations and period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Statements of Income data as a percentage of Kevco's net sales.

                                                      Year ended December 31,
                                                    ---------------------------
                                                     1998       1997      1996
                                                    -----      -----      -----
Net sales .......................................   100.0%     100.0%     100.0%
Cost of sales ...................................    87.1       86.5       84.6
                                                    -----      -----      -----
     Gross profit ...............................    12.9       13.5       15.4
Commission income ...............................     0.9        1.5        2.1
                                                    -----      -----      -----
                                                     13.8       15.0       17.5
Selling, general and administrative expenses ....    11.1       11.0       11.3
                                                    -----      -----      -----
     Operating income ...........................     2.7        4.0        6.2
Other income ....................................     0.3         --         --
Interest expense ................................    (2.4)      (1.2)      (0.8)
                                                    -----      -----      -----
     Income before income taxes .................     0.6%       2.8%       5.4%
                                                    =====      =====      =====

See note 13 to the consolidated financial statements for segment data.


COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         Net sales increased by $506.8 million, or 129.7%, to $897.5 million in 1998 from $390.7 million in 1997 due primarily to the acquisition of Shelter in December 1997. Management believes that net sales, without the effect of the Shelter acquisition, increased approximately the same as the manufactured housing shipment increase of 5.5% for 1998 compared to 1997 (approximately 373,000 homes reported shipped in 1998 compared to approximately 353,400 homes reported shipped in 1997).

         Gross profit increased by $63.5 million, or 120.7%, to $116.1 million in 1998 from $52.6 million in 1997 due primarily to the acquisition of Shelter in December 1997. Gross profit, as a percent of net sales, decreased to 12.9% in 1998 from 13.5% in 1997. The decrease in gross profit, as a percent of sales, was primarily a result of wood products margins which, affected by lower than historical lumber prices, continued to be lower than historical levels, to start-up costs related to the opening of two wood products manufacturing facilities (such wood products represent approximately 19% of net sales) and to increased costs as a result of the consolidation and integration of Shelter distribution operations (including integration of information systems), as well as an otherwise general decline in margins.

         Commission income increased by $1.5 million, or 25.4%, to $7.4 million in 1998 from $5.9 million in 1997. The increase was primarily attributable to the acquisition of Shelter in December 1997.

         Selling, general and administrative expenses increased by $57.0 million, or 132.9%, to $99.9 million in 1998 from $42.9 million in 1997. The increase was due primarily to the acquisition of Shelter in December 1997 and the related integration. Although selling, general and administrative expenses, as a percent of net sales, remained consistent with the prior year, in order to maintain high levels of customer service in a period of considerable consolidation and integration of Shelter distribution operations (including integration of information systems), the Company has incurred costs significantly in excess of anticipated amounts which have negatively impacted earnings and cash flow relating to, among other things, contract labor, overtime and freight charges. The Company has also encountered longer than anticipated start-up periods for two new wood products facilities that were opened earlier in the year.

         Net income decreased by $4.4 million, or 70.3%, to $1.9 million in 1998 from $6.3 million in 1997. The decrease in net income was primarily attributable to lower gross margins, as discussed above, increased interest expense and a higher effective tax rate. Interest expense increased to $21.1 million in 1998 from $4.8 million in 1997 as a result of debt incurred in connection with the acquisition of Shelter. Net income was favorably impacted by a $2.5 million gain included in other income that was the result of an insurance settlement. The effective tax rate increased to 62.7% in 1998 from 42.0% in 1997 as a result of non-deductible goodwill resulting primarily from the acquisition of Shelter.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

         Net sales increased by $126.5 million, or 47.9%, to $390.7 million in 1997 from $264.2 million in 1996. The acquisitions of Shelter, Bowen and Consolidated Forest (the "1997 Acquisitions") contributed approximately $140.0 million in sales in 1997. Net sales, without the effect of the 1997 Acquisitions, decreased from $264.2 million to $250.7 million, or 5.1%. Management believes that such decrease is primarily attributable to the reported manufactured housing shipment decline of 2.8% for 1997 compared to 1996 (approximately 353,400 homes reported shipped in 1997 compared to approximately 363,400 homes reported shipped in 1996) as well as a decline in lumber prices in 1997 compared to 1996.

         Gross profit increased by $11.9 million, or 29.2%, to $52.6 million in 1997 from $40.7 million in 1996 due primarily to the 1997 Acquisitions. Gross profit, as a percent of net sales, decreased to 13.5% in 1997 from 15.4% in 1996. The decrease in gross profit, as a percent of net sales, was a result of lower gross margins associated with the Consolidated Forest acquisition and lower margin dollars earned from wood products as a whole due to declining lumber prices throughout 1997 (such wood products represented approximately 20% of net sales in 1997). To a lesser extent, gross margins from non-lumber related business decreased primarily as a result of temporary price increases of a major product line.

         Commission income increased by $0.4 million, or 7.2%, to $5.9 million in 1997 from $5.5 million in 1996. The increase was primarily attributable to Kevco's expansion in commission-based distribution arrangements in 1997.

         Selling, general and administrative expenses increased by $13.2 million, or 44.5%, to $42.9 million in 1997 from $29.7 million in 1996. The increase was primarily due to increased sales volume related to the 1997 Acquisitions. Selling, general and administrative expenses, as a percent of net sales, decreased to 11.0% for 1997 from 11.3% for 1996. The decrease reflected Kevco's continued efforts in increasing efficiency.

         Net income decreased by $2.6 million, or 29.2%, to $6.3 million in 1997 from $8.9 million in 1996 on a pro forma basis giving effect to the Company's conversion from an S corporation to a C corporation. The decrease in net income was primarily attributable to (i) lower gross margins as discussed above, (ii) increased interest expense in 1997 compared to 1996 principally due to borrowings related to the 1997 Acquisitions and (iii) an increase in the Company's effective tax rate to 42.0% in 1997 from 38.0% in 1996 resulting primarily from the non-deductible goodwill recorded in connection with the 1997 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth has been financed through cash flow from operations, borrowings under its bank credit facilities, proceeds from the November 1996 initial public offering, proceeds from the issuance of $105 million of 10 3/8% senior subordinated notes due 2007 and the expansion of trade credit. Net cash used by operating activities was approximately $9.1 million in 1998 and net cash provided by operating activities, $16.4 million and $12.2 million in 1997 and 1996, respectively. Kevco is obliged to make payments on various capital leases in varying amounts, maturing through 2007 as well as payments under various noncompete and consulting agreements, related to recent acquisitions, in varying amounts, maturing through 2002. See Notes 2, 4 and 6 to the consolidated financial statements.

         In connection with the acquisition of Shelter, the Company entered into a second amended and restated credit agreement, which increased the aggregate borrowings available under the amended credit agreement to $125.0 million consisting of an $80.0 million term loan facility, requiring quarterly installments, and a $45.0 million revolving credit facility. The revolving credit facility and a portion of the term loan were (prior to the fourth amended agreement described below) to mature in 2003 with the remaining term loan to mature in 2004. See Note 6 to the consolidated financial statements.

         Borrowings under the term loan and revolving credit facility require monthly, bi-monthly or quarterly interest payments (depending on whether interest accrues based on prime rate or LIBOR) calculated as a blend of the bank's prime rate and LIBOR based on pricing options selected by the Company plus a margin determined by operating statistics of the Company. The term loan and revolving credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries as well as the capital stock of such subsidiaries. The related credit agreement contains certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence of debt or liens, acquisitions of property and equipment, distributions to stockholders and certain events constituting a Change of Control (as defined in the credit agreement).

         In addition to the funds available under the amended credit agreement, the Company issued $105 million of 10 3/8% senior subordinated notes due 2007 under the indenture dated as of December 1, 1997, as supplemented, (the "Indenture") to complete the acquisition of the outstanding shares of Shelter. The Indenture contains certain covenants that include, but are not limited to, restrictions or limitations on the following: the incurrence of additional debt or liens, the payment of dividends by the Company, the payment of dividends by restricted subsidiaries to the Company, the sale of certain assets, the ability to consolidate with or merge into another person, the entering into certain transactions with affiliates and the engagement in certain lines of business.

         The Indenture and credit agreement generally prohibit the payment of dividends by the Company on its common stock. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future and intends to retain its earnings to support operations and repay indebtedness.

     Primarily as a result of lower than anticipated net sales to customers and higher than anticipated SG&A levels relating to the integration of Shelter during 1998 (as well as the decrease in gross margins described above), the Company did not generate sufficient cash flow from operations to fund its working capital needs. As a result, the Company supplemented the funding of operations through borrowings under its credit facility. At December 31, 1998, the Company was in violation of its leverage ratio covenant and fixed charge ratio covenant contained in Sections 7.10 and 7.11, respectively, of the Company's second amended and restated credit agreement.

     On December 23, 1998, the Company and Jerry E. Kimmel, the Company's President, Chief Executive Officer, Chairman of the Board and principal stockholder, entered into separate stock purchase agreements with Wingate Partners, II, L.P. ("Wingate") pursuant to which Wingate agreed to purchase a total of $40 million of common stock and warrants. Of that amount, $32 million of common stock and a warrant would have been purchased from the Company and $8 million of common stock and a warrant would have been purchased from Mr. Kimmel. The total purchase was to include both voting common shares and a new class of non-voting common shares.

     The agreement between the Company and Wingate provided for the purchase of 4,413,793 newly issued shares of Kevco common stock from the Company at $7.25 per share and a warrant to purchase 882,759 additional newly issued shares of common stock at $10.25 per share. The agreement between Mr. Kimmel and Wingate provided for the purchase of 1,103,448 shares of Kevco common stock from Mr. Kimmel, at $7.25 per share and a warrant to purchase 220,690 additional shares of common stock from Mr. Kimmel at $10.25 per share. Following these transactions, Wingate would have owned approximately 40% of the outstanding shares of voting common stock, would own shares of a new class of non-voting common stock and would own warrants to acquire additional shares of voting and non-voting common stock.

     As a part of such transaction, Fred Hegi of Wingate would have become Chairman of the Board, President and Chief Executive Officer of Kevco and Jerry
E. Kimmel would have assumed a new position of Vice Chairman of the Board and would continue to own approximately 28% of Kevco's voting common stock. On February 15, 1999, Wingate delivered a notice to the Company and Mr. Kimmel stating that it was terminating such agreements. The Company is currently discussing with Wingate the possibility of investing in the Company on other terms. There can be no assurance that an agreement to invest can be reached on terms acceptable to the Company and as a result, approximately $783,000 of fees related to the Wingate transaction were included in SG&A in 1998.

     In February 1999, the Company entered into a third amendment and waiver to its credit agreement, which provided for an incremental commitment of $5.0 million due March 31, 1999 and waived any event of default due to the Company's violation of the leverage ratio covenant and the fixed charge coverage ratio covenant of such credit agreement through March 31, 1999. In March 1999, the Company requested and obtained an additional $5.0 million incremental commitment and an extension of the maturity date on the aggregate $10 million incremental commitment (the "Incremental Commitment") and waiver of any events of default to April 15, 1999.

     In April 1999, the Company entered into a fourth amendment and waiver to its credit agreement. This amendment contains revised financial covenants effective for the quarter ended March 31, 1999 through June 30, 2000 and waived certain events of default. Under this amendment, the Incremental Commitment matures on June 30, 1999 and the revolving credit facility and term loan facility mature on June 30, 2000. As of March 23, 1999, the Company had approximately $31.0 million available under its credit facility and the Incremental Commitment. The Company is also exploring strategic alternatives to improve its liquidity, including equity or debt financing and selected divestitures. Based on, among other things, its internal budgets and cash flow projections, the Company believes it has sufficient cash to fund the Company's planned obligations and debt service through 1999. No assurance can be made that the Company would be able to access additional capital or that additional capital would be available on terms acceptable to the Company.

YEAR 2000

         BACKGROUND. Many computer systems and equipment with embedded computer chips in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems and equipment may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations.

         STATE OF READINESS. During 1998, the Company began its assessment of Year 2000 issues and established a Year 2000 project plan with the Chief Information Officer as the project leader and engaged third party consultants to assist in the evaluation of systems and issues. The plan can be described in the following phases:

         Phase I    --     identification and assessment of the Year 2000 issues
                           for the Company's various internal systems and equipment;

         Phase II   --     remediation, including modification, upgrading and
                           replacement of hardware and software; and

         Phase III  --     testing to ensure Year 2000 compliance.

         The Company is applying all aspects of this plan, with the assistance of third party consultants, to both its information technology ("IT") systems and non-IT systems. The Company's computer equipment and software that is considered an IT or business system includes systems used to manage customer orders, inventory, manufacturing, accounting functions, and telecommunications. Non-IT systems include manufacturing equipment, alarm systems, security devices, HVAC units, fax machines, and other miscellaneous systems.

         The Company believes that it has identified and assessed the internal business systems that are susceptible to system failures or processing errors as a result of the Year 2000 issue. Those systems considered most critical to continuing operations have received the highest priority. The Company has six primary business systems that support operations. A majority of the remediation efforts for these systems will consist of the Company performing an upgrade. Two of these systems have been upgraded to Year 2000 compliant versions, thoroughly tested using appropriate Year 2000 scenarios, and successfully placed into production. The four remaining business systems are in the process of remediation, and the scheduled date for completion of testing is August 1999.

         In addition to the remediation of the information systems, the Company is currently addressing its non-IT systems. During 1998, an assessment of the Company's manufacturing equipment was performed. The results of the assessment revealed no date sensitive manufacturing equipment, thus decreasing the risk of any Year 2000 related manufacturing problems. Currently, an assessment of other miscellaneous non-IT equipment is being performed which is expected to be completed, and, if necessary, remediated in July 1999.

         The following chart is for summary purposes only and is qualified in its entirety by reference to the discussion above.

================================================================================
           PROGRAM AREA                    STATE OF READINESS STATUS
================================================================================
INTERNAL IT    2 systems         Phase III Complete
               -----------------------------------------------------------------
               4 systems         Phase II and
                                 Phase III estimated to be completed August 1999
               -----------------------------------------------------------------
NON-IT         Manufacturing     Not Applicable -- Phase I revealed no date
                                 sensitive equipment
               -----------------------------------------------------------------
               Other             Phase I and
                                 Phase II estimated to be completed July 1999
================================================================================

         THIRD PARTIES. The Company is reviewing, and has initiated formal communications with critical third parties that provide or purchase services or goods that are essential to Kevco's operations. This is being done in order to determine the extent to which the Company is vulnerable to any failure by such third parties to remediate their respective Year 2000 problems, and to resolve such problems to the extent practicable. In connection with this assessment, the Company is reviewing all significant contractual and other obligations with third parties to ensure compliance in the event of a Year 2000 problem. The assessment of these business partners will be ongoing, but all significant third party communications and the related risk assessments are expected to be completed by July 1999. The uncertainty associated with third party readiness, however, cannot be eliminated as the accuracy and availability of third party representations is not within the Company's control. In the event that the Company is unable to obtain satisfactory assurance that a critical third party provider/customer has successfully and timely achieved Year 2000 compliance, and the Company is unable to replace such a provider/customer with an alternative provider/customer, the Company's operations could be materially adversely impacted. Currently, there is no known contractual liability to any third party if all or a portion of the Company's IT or non-IT systems are not Year 2000 compliant.

         COSTS. The Company currently estimates that its total Year 2000 project cost will be approximately $0.6 million. Through December 31, 1998, the Company has expended approximately $0.2 million. The Company has funded, and expects to continue to fund, the expenditures related to its Year 2000 initiatives either through cash generated from operations and current working capital, or if required, its existing revolving credit facilities.

         RISKS. Based on the progress it has made in addressing its Year 2000 issues and its plan and timetable to complete its compliance program, the Company does not currently foresee significant risks associated with its Year 2000 issues. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or will be corrected. Likewise, because of its constant progress in addressing the various Year 2000 issues, the Company has not yet determined the most likely worst case scenario relating to Year 2000 problems. Nevertheless, management expects that the Company could likely suffer the following consequences: (1) a significant number of operational inconveniences and inefficiencies for the Company and its customers that could divert management's time and attention and financial and human resources from its ordinary business activities; and (2) a lesser number of serious system and/or operational failures that may require significant efforts by the Company to prevent or alleviate material business disruptions.

         CONTINGENCY PLANNING. The Company has not yet completed a comprehensive contingency plan with respect to the Year 2000 issue, but intends to have a plan developed by August 1999. The contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding the Company's progress on the remediation phases of its IT and non-IT systems, and on the status of third party Year 2000 readiness. The Company's core business processes, as currently managed by the IT systems, can, if necessary, operate for a limited time period on a manual, non-computerized basis. If the Company is required to implement any of these contingency plans, the implementation could have an adverse effect on the Company's financial condition and results of operations.

ASSET MANAGEMENT

         The Company actively manages its assets and liabilities. For the year ended December 31, 1998, days sales in average receivables was approximately 21 days, days sales in average inventory was approximately 44 days and days sales in average payables was approximately 27 days.

                                QUARTERLY RESULTS

The following table represents certain unaudited financial information for the quarters indicated restated for the reclassification of customer rebates from cost of sales to sales in the first quarter of 1998.

                                             First       Second       Third         Fourth
                                            Quarter      Quarter      Quarter      Quarter
                                           ---------    ---------    ---------    ---------
                                                  (in thousand, except per share data)
Year ended December 31, 1998
      Net sales .......................    $ 212,051    $ 231,967    $ 234,625    $ 218,807
      Gross margin ....................       28,943       31,951       30,144       25,073
      Income before income taxes ......        3,861        5,691        1,044       (5,597)
      Net income ......................        2,128        3,187          513       (3,961)
      Earnings per share - basic ......         0.31         0.47         0.07        (0.58)
      Earnings per share - diluted ....         0.31         0.46         0.07        (0.58)

Year ended December 31, 1997 (1)
      Net sales .......................    $  71,461    $ 100,384    $  97,667    $ 121,150
      Gross margin ....................       10,123       13,871       12,825       15,798
      Income before income taxes ......        3,193        4,434        2,513          702
      Net income ......................        1,916        2,661        1,507          204
      Earnings per share - basic ......         0.28         0.39         0.22         0.03
      Earnings per share - diluted ....         0.27         0.39         0.22         0.03


(1) The Company acquired Shepherd Products Company on December 12, 1997, Shelter Components Corporation on December 1, 1997, Bowen Supply, Inc. on February 28, 1997 and Consolidated Forest Products, L.L.C. on February 27, 1997. The acquisitions were accounted for as purchases and accordingly, the operating results of the acquired companies have been included in the operating results of the Company since their respective acquisition dates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data required by this item are included herein on pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no changes in or disagreements with accountants on accounting and financial disclosure during the years ended December 31, 1998 and 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the directors of the Company is set forth in the proxy statement to be delivered to shareholders in connection with the Company's annual meeting of shareholders to be held in 1999 (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in
Item 1 of this report, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information concerning executive compensation is set forth in the Proxy Statement under the heading "Management Compensation," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Shareholders and Management Ownership," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) 1.     INDEX TO FINANCIAL STATEMENTS.

         The following Financial Statements are included herein:

         Report of Independent Accountants ................................ F-1

         Consolidated Balance Sheets of December 31, 1998 and 1997 ........ F-2

         Consolidated Statements of Income for the Years Ended
         December 31, 1998, 1997 and 1996 ................................. F-3

         Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 1998, 1997 and 1996 ............. F-4

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998, 1997 and 1996 ................................. F-5

         Notes to Consolidated Statements ................................. F-7

         2. INDEX TO FINANCIAL SCHEDULES.

         No schedules are included because of the absence of conditions under which they are required or because information is disclosed in the financial statements or notes thereto.

         3.       EXHIBITS

         The exhibits filed as a part of this report are listed under "Exhibits" at subsection (c) of this Item.

         (b)      REPORTS OF FORM 8-K:

         The Company filed a Current Report on Form 8-K dated December 23, 1998, announcing the entering of a stock purchase agreement with Wingate Partners II, L.P. ("Wingate") and the entering of a stock purchase agreement between Wingate and Jerry E. Kimmel.

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBITS
-------           -----------------------

2.1 Merger Agreement, dated June 6, 1995 by and among Kevco, Inc. and Service Supply Systems, Inc., joined by a wholly-owned subsidiary of Kevco, Inc.(1)

2.2 Form of Plan and Agreement of Merger between Kevco Texas, Inc. and Kevco Delaware, Inc.(1)

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

2.7 Agreement and Plan of Merger, dated as of October 21, 1997, between Kevco, Inc., SCC Acquisition Corp. and Shelter Components Corporation.(6)

2.8 Stock Purchase Agreement dated as of December 23, 1998 between Wingate Partners II, L.P. and the Company.(11)(8)

2.9 Stock Purchase Agreement dated as of December 23, 1998 among Wingate Partners II, L.P., Jerry E. Kimmel, and the Company.(11)(8)

2.10 Letter, dated February 15, 1999, to Kevco, Inc. from Wingate Partners II, L.P.(13)

2.11 Letter, dated February 15, 1999, to Jerry E. Kimmel from Wingate Partners II, L.P.(13)

3.1      Articles of Incorporation of Kevco, Inc., as amended.(1)

3.2      Bylaws of Kevco, Inc.(1)

4.1 Form of certificate evidencing ownership of the Common Stock of Kevco, Inc.(1)

10.1 Amendment No. 2 to 1995 Stock Option Plan (Amended and Restated 1995 Stock Option Plan of Kevco, Inc.) and Supplementary Letter.(1)*

10.2 1996 Stock Option Plan of Kevco, Inc., as amended, and Supplementary Letter.(1)*

10.3 Form of Amended and Restated Employment Agreement between Gerald E. Kimmel and Kevco, Inc., joined therein by Kevco Delaware, Inc. and Sunbelt Wood Components, Inc.(1)*

10.4 Employment Agreement between C. Lee Denham and Kevco, Inc. dated June 30, 1995.(1)*

10.5     Lease between K & E Land & Leasing and Kevco, Inc. dated December 1,
         1977.(1)

10.6     Amendment No. 1 to Lease, by and between K & E Land & Leasing and
         Kevco, Inc. dated March    , 1982.(1)
                                 ---

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

10.12 Lease Agreement dated October 12, 1987 between 1741 Conant Partnership & Kevco Inc.(1)

10.13 Equipment Lease Agreement dated January 1, 1991 between K & E Land & Leasing and Kevco, Inc.(1)

10.14 Amendment No. 1 to Equipment Lease Agreement between K & E Land & Leasing and Kevco, Inc. dated February 12, 1993.(1)

10.15 Amendment No. 2 to Equipment Lease Agreement between K & E Land & Leasing and Kevco, Inc. dated October 26, 1993.(1)

10.16 Amendment No. 3 to Equipment Lease Agreement between K & E Land & Leasing and Kevco, Inc. dated May 23, 1994.(1)

10.17 Deferred Compensation Agreement between Kevco, Inc. and Clyde A. Reed, Jr. dated May 24, 1977.(1)*

10.18    Amendment No. 1 to Deferred Compensation Agreement dated May ,
         1980.(1)*

10.19    Amendment No. 2 to Deferred Compensation Agreement dated March 10,
         1992.(1)*

10.20    Amended and Restated Health and Accident Plan of Kevco, Inc.(1)*

10.21    Investment and Tax Advice Plan of Kevco, Inc.(1)*

10.22 Credit Agreement among Kevco, Inc., certain Lenders and NationsBank of Texas, N.A., as Administrative Lender dated June 30, 1995.(1)

10.23 First Amendment to Credit Agreement, dated as of September 1, 1995, among Kevco, Inc., the banks listed on the signature pages thereof, and NationsBank of Texas, N.A.(1)

10.24 Second Amendment to Credit Agreement, dated as of November 29, 1995, among Kevco, Inc., the banks listed on the signature pages thereof, and NationsBank of Texas, N.A.(1)

10.25 Revolving Credit Note of Kevco, Inc. to NationsBank of Texas, N.A. dated September 1, 1995 in the amount of $14,285,714.28.(1)

10.26 Term Loan Note of Kevco, Inc. to NationsBank of Texas, N.A. dated September 1, 1995 in the amount of $10,714,285.72.(1)

10.27 Revolving Credit Note of Kevco, Inc. to The Sumitomo Bank, Ltd. dated February 2, 1996 in the amount of $5,714,285.72.(1)

10.28 Term Loan Note of Kevco, Inc. to The Sumitomo Bank, Ltd. dated February 2, 1996 in the amount of $4,285,714.28.(1)

10.29    PaineWebber Standardized 401(K) Profit-Sharing Adoption Agreement (No.
         005) (To be used with Basic Plan Document No. 03 Only) for Kevco, Inc. dated May 24, 1996 and PaineWebber Defined Contribution Plan.(1)

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

10.34 Form of Promissory Note made by Kevco Texas, Inc. in the amount of $3,733,000 (the Prior S Corporation Earnings Note).(1)

10.35 Form of Promissory Note made by Kevco Texas, Inc. (the Future S Corporation Earnings Note).(1)

10.36 Form of Assignment of $5,000,000 Note made by Kevco, Inc. (n/k/a Kevco Delaware, Inc.).(1)

10.37    Form of Adoption Agreement by Kevco, Inc. and Kevco Texas, Inc. (re:
         1995 Stock Option Plan and 1996 Stock Option Plan).(1)

10.38 Amendment No. 1 dated September 21, 1988, to Lease Agreement by 1741 Conant Partnership as lessor and Kevco, Inc. (n/k/a Kevco Delaware, Inc.).(1)

10.39 Letter Agreement dated June 22, 1982, between Kevco, Inc. (n/k/a Kevco Delaware, Inc.) and K&E Land & Leasing. (re: lease rentals).(1)

10.40 Letter Agreement dated October 1, 1996 by Kevco, Inc., K&E Land & Leasing, and 1741 Conant Partnership (re: lease rental).(1)

10.41    Form of Parent Pledge Agreement.(1)

10.42 Consent and Waiver, dated as of October 21, 1996, by and among NationsBank of Texas, N.A., The Sumitomo Bank, Ltd. and Kevco Texas, Inc.(1)

10.43 Amended and Restated Credit Agreement, dated as of February 27, 1997, by and among Kevco Delaware, Inc., certain lenders and NationsBank of Texas, N.A.(4)

10.44 Amendment No. 1 to Amended and Restated 1995 Stock Option Plan of Kevco, Inc. (10)

10.45 Senior Commitment Letter dated October 27, 1997 from NationsBank of Texas, N.A. and NationsBanc Montgomery Securities, Inc.(6)

10.46 First Amendment to Amended and Restated Credit Agreement dated as of November 25, 1997 between Kevco Delaware, Inc., certain lenders and NationsBank of Texas, N.A.(7)

10.47 Second Amended and Restated Credit Agreement dated December 1, 1997 between Kevco, Inc., certain lenders and NationsBank of Texas, N.A.(7)(8)

10.48 Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and NationsBank of Texas, N.A. in the original principal amount of $11,666,666.66.(7)

10.49 Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and National City Bank of Kentucky in the original principal amount of $8,166,666.67.(7)

10.50 Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and Guaranty Federal Bank, F.S.B. in the original principal amount of $7,000,000.00.(7)

10.51 Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and The Sumitomo Bank, Limited in the original principal amount of $8,166,666.67.(7)

10.52 Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc. and NationsBank of Texas, N.A. in the original principal amount of $13,333,333.34.(7)

10.53 Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc. and National City Bank Kentucky in the original principal amount of $9,333,333.33.(7)

10.54 Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc. and Guaranty Federal Bank, F.S.B. in the original principal amount of $8,000,000.00.(7)

10.55 Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc. and The Sumitomo Bank, Limited in the original principal amount of $9,333,333.33.(7)

10.56 Facility B Term Loan Note dated December 1, 1997 between Kevco, Inc. and NationsBank of Texas, N.A. in the original principal amount of $50,000,000.00.(7)

10.57 Security Agreement dated December 1, 1997 between Kevco, Inc. and NationsBank of Texas, N.A. as Administrative Agent.(7)

10.58 Registration Rights Agreement dated December 1, 1997 by and among Kevco, Inc., as Issuer, the Subsidiaries of Kevco, Inc. identified therein as Subsidiary Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation and NationsBanc Montgomery Securities, Inc., as Initial Purchasers.(9)

10.59 Indenture dated December 1, 1997 among Kevco, Inc., SCC Acquisition Corp., Kevco Delaware, Inc., Sunbelt Wood Components, Inc., Consolidated Forest Products, Inc., Bowen Supply, Inc. and Encore Industries, Inc., as Subsidiary Guarantors and United States Trust Company of New York, as Trustee.(9)

10.60 Supplemental Indenture between Shelter Components Corporation, a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.61 Supplemental Indenture dated as of December 1, 1997 between Shelter Distribution, L.P., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.62 Supplemental Indenture dated as of December 1, 1997 between DCM, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.63 Supplemental Indenture dated as of December 1, 1997 between Duo-Form of Michigan, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.64 Supplemental Indenture dated as of December 1, 1997 between Design Components, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.65 Supplemental Indenture dated as of December 1, 1997 between Shelter Components of Indiana, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.66 Supplemental Indenture dated as of December 1, 1997 between BPR Holdings, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(9)

10.67 First Amendment to Credit Agreement dated February 12, 1998 between Kevco, Inc., certain lenders and NationsBank of Texas, N.A.(10)

10.68 Registered Global Note dated March 5, 1998 among Kevco, Inc., Kevco Delaware, Inc., Sunbelt Wood Components, Inc., Bowen Supply, Inc., Encore Industries, Inc., Shelter Components Corporation, BPR Holdings, Inc., Shelter Components of Indiana, Inc., Design Components, Inc., Duo-Form of Michigan, Inc., DCM, Inc. and Shelter Distribution, L.P., as Subsidiary Guarantors and United States Trust Company of New York, as Trustee.(12)

10.69 Second Amendment to Credit Agreement, dated as of October 27, 1998 (but effective as of September 30, 1998), entered into and among Kevco, Inc., a Texas corporation, the banks listed on the signature pages (collectively, the "Lenders"), and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as the Administrative Agent.(13)

10.70 Waiver entered into as of the 30th day of December 1998, by and among the banks listed on the signature pages (the "Lenders"), Kevco, Inc., a Texas corporation (the "Borrower"), and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as Administrative Agent for the Lenders to the extent and in the manner provided for in the Credit Agreement.(13)

10.71 Second Waiver entered into as of the 15th day of February, 1999, by and among the banks listed on the signature pages (the "Lenders"), Kevco, Inc.,a Texas corporation (the "Borrower"), and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as Administrative Agent for the Lenders to the extent and in the manner provided for in the Credit Agreement. (13)

10.72 Third Amendment and Waiver entered into as of the 25th day of February, 1999, by and among the banks listed on the signature pages (the "Lenders"), Kevco, Inc., a Texas corporation, and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as Administrative Agent for the Lenders to the extent and in the manner provided for in the Credit Agreement.(13)

10.73 Letter agreement waiver extension, dated March 22, 1999, between Kevco, Inc., NationsBank, N.A., as Administrative Agent and Lender, and the other parties thereto.(13)

21.1     Subsidiaries.(13)

23.1     Consent of PricewaterhouseCoopers LLP.(13)

24.1 Power of Attorney.(contained on the signature page of this Annual Report on Form 10-K)

27.1     Financial Data Schedule.(13)

-------------------

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

(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, for the year ended December 31, 1998 and incorporated herein by reference.

(11) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 23, 1998, and incorporated herein by reference.

(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1998, and incorporated herein by reference.

(13)     Filed herewith.

*        Management contract or compensatory plan or arrangement.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors
Kevco, Inc.
Fort Worth, Texas

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Kevco, Inc. at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Fort Worth, Texas
April 12, 1999

                                   KEVCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                          December 31,
                                                                        1998       1997
                                                                      --------    --------
                       ASSETS
Current assets:
  Cash and cash equivalents ......................................    $    799    $    271
  Trade accounts receivable, less allowance for
        doubtful accounts of $740 and $641 in
        1998 and 1997, respectively ..............................      51,367      41,006
  Inventories, less reserve for obsolete inventory of $2,781
        and $2,692 in 1998 and 1997, respectively ................      95,999      83,540
  Assets held for sale ...........................................       1,065       3,032
  Other current assets ...........................................       8,458       4,981
                                                                      --------    --------
       Total current assets ......................................     157,688     132,830
Property and equipment, net ......................................      44,994      42,442
Intangible assets, net ...........................................     119,590     120,190
Deferred income taxes ............................................       2,778       4,339
Other assets .....................................................       6,785       8,393
                                                                      --------    --------
        Total assets .............................................    $331,835    $308,194
                                                                      ========    ========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt ..............................    $  7,209    $  2,932
  Trade accounts payable .........................................      61,569      47,007
  Accrued liabilities ............................................      15,533      24,496
  Other current liabilities ......................................         243         950
                                                                      --------    --------
       Total current liabilities .................................      84,554      75,385
Long-term debt, less current portion .............................     203,370     191,288
Deferred compensation obligation .................................       1,024         874
                                                                      --------    --------
       Total liabilities .........................................     288,948     267,547
                                                                      --------    --------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Common stock, $.01  par value; 100,000 shares authorized;
        6,853 and 6,828 shares issued and outstanding in
        1998 and 1997, respectively ..............................          69          68
  Additional paid-in capital .....................................      33,392      33,020
  Retained earnings ..............................................       9,426       7,559
                                                                      --------    --------
       Total stockholders' equity ................................      42,887      40,647
                                                                      --------    --------
       Total liabilities and stockholders' equity ................    $331,835    $308,194
                                                                      ========    ========

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                                   KEVCO, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                            Year ended December 31,
                                                        --------------------------------
                                                          1998        1997       1996
                                                        --------    --------    --------
Net sales ..........................................    $897,450    $390,662    $264,210
Cost of sales ......................................     781,339     338,045     223,519
                                                        --------    --------    --------
     Gross profit ..................................     116,111      52,617      40,691
Commission income ..................................       7,397       5,914       5,497
                                                        --------    --------    --------
                                                         123,508      58,531      46,188
Selling, general and administrative expenses .......      99,943      42,922      29,723
                                                        --------    --------    --------
     Operating income ..............................      23,565      15,609      16,465
Other income .......................................       2,577          --          --
Interest expense, net ..............................      21,143       4,767       2,058
                                                        --------    --------    --------
     Income before income taxes ....................       4,999      10,842      14,407
Income taxes .......................................       3,132       4,554       1,695
                                                        --------    --------    --------
     Net income ....................................    $  1,867    $  6,288    $ 12,712
                                                        ========    ========    ========

Earnings per share - basic .........................    $   0.27    $   0.92
                                                        ========    ========
Earnings per share - diluted .......................    $   0.27    $   0.90
                                                        ========    ========
Weighted average shares outstanding - basic ........       6,845       6,815
                                                        ========    ========
Weighted average shares outstanding - diluted ......       6,865       6,959
                                                        ========    ========

PRO FORMA INFORMATION (UNAUDITED)
  Historical income before income taxes ............                            $ 14,407
  Income tax expense adjustments ...................                               5,475
                                                                                --------
  Pro forma net income .............................                            $  8,932
                                                                                ========
  Pro forma earnings per share - basic .............                            $   1.64
                                                                                ========
  Pro forma earnings per share - diluted ...........                            $   1.61
                                                                                ========
  Weighted average shares outstanding - basic ......                               5,430
                                                                                ========
  Weighted average shares outstanding - diluted ....                               5,531
                                                                                ========

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                                   KEVCO, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                         Common Stock         Treasury Stock       Additional
                                     --------------------     -------------------    Paid-in     Loan to     Retained
                                      Shares      Amount      Shares      Amount     Capital    Stockholder  Earnings    Total
                                     --------    --------    --------    --------    --------    --------    --------   --------
Balance at December 31, 1995 .....      4,700    $     47         306    $   (748)   $  3,034    $ (3,437)   $ 10,660   $  9,556
Net income .......................         --          --          --          --          --          --      12,712     12,712
Distribution to stockholders .....         --          --          --          --          --          --     (14,407)   (14,407)
Collections from stockholder .....         --          --          --          --          --         375          --        375
Distribution of loan to
      stockholders ...............         --          --          --          --          --       3,062      (3,062)        --
Contributed capital ..............         --          --          --          --          86          --          --         86
Retirement of treasury stock .....       (306)         (3)       (306)        748        (745)         --          --         --

Contribution of S corporation
      retained earnings with
      changes to C corporation
      status .....................         --          --          --          --       4,632          --      (4,632)        --
Issuance of stock ................      2,415          24          --          --      25,847          --          --     25,871
                                     --------    --------    --------    --------    --------    --------    --------   --------

Balance at December 31, 1996 .....      6,809          68          --          --      32,854          --       1,271     34,193
Net income .......................         --          --          --          --          --          --       6,288      6,288
Stock options exercised ..........         15          --          --          --         166          --          --        166
Issuance of stock ................          4          --          --          --          --          --          --         --

                                     --------    --------    --------    --------    --------    --------    --------   --------

Balance at December 31, 1997 .....      6,828          68          --          --      33,020          --       7,559     40,647
Net income .......................         --          --          --          --          --          --       1,867      1,867
Stock options exercised ..........         25           1          --          --         372          --          --        373
                                     --------    --------    --------    --------    --------    --------    --------   --------

Balance at December 31, 1998 .....      6,853    $     69          --          --    $ 33,392          --    $  9,426   $ 42,887
                                     ========    ========    ========    ========    ========    ========    ========   ========


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                                   KEVCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Year ended December 31,
                                                                    -----------------------------------
                                                                       1998        1997         1996
                                                                    ---------    ---------    ---------
Cash flows from operating activities:
     Net income .................................................   $   1,867    $   6,288    $  12,712
     Adjustments to reconcile net income to net
        cash (used) provided by operating activities:
          Depreciation and amortization .........................       8,928        3,315        1,792
          Loss (gain) on sale of assets .........................           9           (9)         (10)
          Deferred compensation obligation ......................         150           60           22
          Deferred income taxes .................................       2,980          452          797
     Changes in assets and liabilities, net of effects from
          acquisitions
          Trade receivables, net ................................      (9,452)       8,998        5,311
          Inventories, net ......................................     (13,193)      (7,464)      (4,521)
          Other current assets ..................................      (3,445)      (2,881)         767
          Trade accounts payable ................................      14,562        9,635       (4,592)
          Accrued liabilities ...................................     (11,524)      (2,023)        (124)
                                                                    ---------    ---------    ---------
          Net cash (used) provided by operating activities ......     ( 9,118)      16,371       12,154

Cash flows from investing activities:
     Acquisitions of businesses, net of cash acquired ...........          --     (161,000)          --
     Purchase of equipment, proceeds of assets held for sale.....     (10,973)      (3,577)      (1,586)
     Insurance proceeds .........................................         500           --           --
     Proceeds from assets held for sale .........................       3,000           --           --
     Proceeds from sale of assets ...............................         759          832           21
     (Increase) decrease in other assets ........................        (236)          32           19
                                                                    ---------    ---------    ---------
          Net cash used by investing activities .................      (6,950)    (163,713)      (1,546)

Cash flows from financing activities:
     Net proceeds from initial public offering ..................          --           --       25,871
     Proceeds (payments) on line of credit, net .................       9,725        2,675       (6,500)
     Payments of long-term debt .................................      (3,366)      (1,062)     (14,932)
     Proceeds from long-term debt ...............................      10,000      175,000           --
     Payment of acquired debt ...................................          --      (24,592)          --
     Payment for loan origination fees ..........................         (44)      (6,637)          --
     Exercise of stock options ..................................         281          151           --
     Distributions paid .........................................          --           --      (14,407)
     Capital contributions ......................................          --           --           86
     Collections on loan to stockholder .........................          --           --          375
                                                                    ---------    ---------    ---------
          Net cash provided (used) by financing activities ......      16,596      145,535       (9,507)
                                                                    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ............         528       (1,807)       1,101
Beginning cash and cash equivalents .............................         271        2,078          977
                                                                    ---------    ---------    ---------
Ending cash and cash equivalents ................................   $     799    $     271    $   2,078
                                                                    =========    =========    =========

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                                   KEVCO, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                 (In thousands)

                                                                        Year ended December 31,
                                                                     ------------------------------
                                                                       1998       1997       1996
                                                                     --------   --------   --------
SUPPLEMENTAL DATA:
     Cash paid for interest (none capitalized) ...................   $ 19,920   $  2,727   $  2,162
     Cash paid for income taxes ..................................   $  3,786   $  6,262   $    456
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Distribution of loan to stockholder .........................         --         --   $  3,062
     Noncompete obligations ......................................         --   $    492         --
     Assets destroyed in fire ....................................   $  1,409         --         --
     Changes in estimated fair value of assets acquired and
      liabilities assumed ........................................   $  2,633         --         --
     Transfer of buildings to assets held for sale ...............   $  1,065         --         --
     Acquisitions:
          Fair value of assets acquired ..........................         --   $255,600         --
          Cash paid ..............................................         --    168,700         --
                                                                     --------   --------   --------
                Liabilities assumed ..............................         --   $ 86,900         --
                                                                     ========   ========   ========

                  The accompanying notes are in integral part
                    of the consolidated financial statements.

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF OPERATIONS

         Kevco, Inc. manufactures and distributes products and materials primarily for use by the manufactured housing and recreational vehicle industries.

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Kevco, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and accounts have been eliminated. All of the Company's subsidiaries have guaranteed the 10 3/8% senior subordinated notes (see Note 6) on a full, unconditional and joint and several basis. As a result, separate financial statements of the subsidiaries are not included.

         CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with banks and all highly liquid investments with original maturities of three months or less. The carrying value of cash and cash equivalents approximates fair value as of December 31, 1998 and 1997.

         INVENTORIES

         Inventories are stated at the lower of cost or market. Inventories purchased for resale and manufactured inventories are valued using the first-in, first-out (FIFO) method. The net carrying value of inventories approximates fair value as of December 31, 1998 and 1997.

         PROPERTY AND EQUIPMENT

         Property and equipment are carried at cost less accumulated depreciation. Additions to and major improvements of property and equipment are capitalized. Maintenance and repair costs are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the operations for the period. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The carrying value of property and equipment approximates fair value as of December 31, 1998 and 1997.

         ASSETS HELD FOR SALE

         Assets held for sale consist of certain net assets to be sold as part of the acquisition of Shelter Components Corporation.

         INTANGIBLE ASSETS

         Intangible assets are comprised of noncompete agreements and goodwill. Noncompete agreements are amortized on a straight-line basis over the terms of the related agreements. The excess of acquisition cost of acquired businesses over the fair value of net assets acquired ("goodwill") is amortized, using the straight-line method, over 40 years. The Company reviews goodwill to assess recoverability periodically. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill by considering factors such as expected future operating income, current operating results, and other economic factors. Management believes no impairment has occurred.

         LOAN ORIGINATION COSTS

         Loan origination costs, included in other assets, associated with the acquisition of the Company's senior credit facility and senior subordinated notes have been capitalized and are being amortized over the term of the related debt.

         DEFERRED COMPENSATION OBLIGATION

         The Company has entered into deferred compensation agreements with certain employees, whereby payments will be made upon death or retirement for a ten year period and such liability has been recorded at the present value of the anticipated future payments.

         REVENUE RECOGNITION

         Revenue from product sales is recognized at the time of shipment or the time of receipt in the case of direct shipments from vendors to customers. Commissions are recognized as earned.

         INCOME TAXES

         Income taxes are provided based on earnings reported for tax return purposes in addition to a provision for deferred income taxes in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes includes deferred taxes determined by the change in the deferred tax liability or asset which is computed based on the differences between the financial statement and income tax bases of assets and liabilities, all of which are measured by applying enacted tax laws and rates. Deferred tax expense is the result of changes in the deferred tax liability or asset, adjusted for the effect of any acquisitions.

         INTEREST RATE HEDGE

         The Company entered into an interest rate hedge agreement in conjunction with its primary credit facility to alter interest rate exposure on both the revolver and the term debt. Amounts expected to be paid or received on the interest rate hedge are recognized as adjustments to interest expense over the term of the agreement. Any gain or loss from the termination of this hedge agreement will be recognized at that time.

         CONCENTRATION OF CREDIT RISK

         The Company's sales are primarily to the manufactured housing and recreational vehicle industries across a wide geographical area and generally require no advance payment from customers. The Company had sales to two customers representing approximately 15% and 12% respectively in 1998 and 14% each in 1997.

         The Company estimates future credit losses based on continual evaluation of customers' financial condition, historical loss experience and current economic conditions. The estimated future credit losses are expensed through an allowance for doubtful accounts and actual credit losses are charged to the allowance when incurred.

         The Company maintains their cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes they are not exposed to any significant credit risk on cash and cash equivalents.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses in the reporting periods. Actual results could differ from those estimates.

         STOCK SPLIT

         On August 29, 1996, the Company effected a .47-for-1 reverse stock split of its common stock. All share and per share amounts included in the accompanying financial statements and notes have been restated to reflect the stock split.

         UNAUDITED PRO FORMA NET INCOME

         Pro forma net income represents the results of operations adjusted to reflect a provision for income tax on historical income before income taxes, which gives effect to the change in the Company's income tax status to a C corporation prior to the consummation of the Company's initial public offering. The difference between the pro forma income tax rates utilized and the federal statutory rate of 35% relates primarily to state income taxes (5%, less effect of federal tax benefit).

         EARNINGS PER SHARE

         Earnings per share is calculated for all periods shown in accordance with FASB Statement of Financial Accounting Standards No. 128 Earnings per Share, which requires dual presentation of basic and diluted earnings per share and a reconciliation between the two amounts. Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

         The reconciliation between basic and diluted weighted average shares outstanding, follows:

                                            1998   1997    1996
                                           -----   -----   -----
                                               (in thousands)
Weighted average shares - basic ........   6,845   6,815   5,430
Plus shares applicable to stock
  option plans .........................      20     144     101
                                           -----   -----   -----
Weighted average shares - diluted ......   6,865   6,959   5,531
                                           =====   =====   =====


         Historical earnings per share for 1996 is not presented because it is not indicative of the ongoing entity. Pro forma earnings per share has been computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period. Pro forma earnings per share data has been presented to reflect the effect of the assumed issuance of that number of shares of common stock that would generate sufficient cash to pay an S corporation distribution in an amount equal to previously taxed but undistributed earnings at December 31, 1996.

         Software Development Costs

         Internal and external costs incurred for the development of computer applications, as well as for upgrades and enhancements that result in additional functionality of the applications, are capitalized. Internal and external training and maintenance costs are charged to expense as incurred. When an application is placed in service, the Company begins amortizing the related capitalized software costs using the straight-line method and an estimated useful life varying from three to five years. The costs of identifying, correcting, reprogramming and testing of computer systems for Year 2000 compliance are expensed as incurred.

         Start-Up Costs

         Start-up costs consist of salaries, personnel training cost and other expenses of opening new facilities and are expensed as incurred.

         Recent Accounting Pronouncements

         In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements Number 87, 88, and 106" ("FAS 132") that is effective for reporting periods beginning after December 15, 1997. The required disclosures have been made and adoption of FAS 132 had no effect on the Company's consolidated financial position or results of operations in 1998.

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") that is effective for reporting periods beginning after December 15, 1998, but provides for earlier application if certain conditions are met. The Company has applied the provisions of SOP 98-1 in its financial statements for the year ended December 31, 1998 and its adoption had no material effect on the Company's consolidated financial position or results of operations.

         In April 1998, the AcSEC issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") that is effective for reporting periods beginning after December 15, 1998. The Company has applied the provisions of SOP 98-5 in its financial statements for the year ended December 31, 1998 and its adoption had no material effect on the Company's financial position or results of operations.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") that is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will implement the provisions of FAS 133 as required. The future adoption of FAS 133 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

         Reclassifications

         Certain amounts in the consolidated financial statements for 1997 and 1996 have been reclassified to conform to the 1998 presentation. These reclassifications have no effect on stockholders' equity or net income as previously reported.

2.       ACQUISITIONS

         During the year ended December 31, 1997, Kevco acquired Shelter Components Corporation on December 1, 1997 (the "Shelter Acquisition"), the inventory and certain distribution rights from Shepherd Products Company on December 12, 1997 (the "Shepherd Acquisition"), Bowen Supply, Inc. on February 28, 1997 (the "Bowen Acquisition") and Consolidated Forest Products, L.L.C. on February 27, 1997 (the "Consolidated Forest Acquisition") for total purchase prices approximating $144.8 million, $8.0 million, $20.2 million and $14.1 million, respectively. The acquisitions were made utilizing borrowings under the Company's amended and restated credit facility and, in the case of the Shelter Acquisition, net proceeds from the issuance of $105 million of 10 3/8% senior subordinated notes due 2007. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of operations of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $115.1 million of goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. Additional purchase liabilities included approximately $1.8 million ($0.2 million at December 31, 1998) for severance and related costs associated primarily with the elimination of certain administrative and corporate positions was recorded in connection with the Shelter Acquisition.

3.       INVENTORIES

         Inventories are comprised of the following:

                               December 31,
                             ------------------
                               1998     1997
                             -------   -------
                               (in thousands)
Raw materials ............   $23,535   $17,006
Work-in process ..........     1,055     1,317
Finished goods ...........     6,961     3,760
Goods held for resale ....    64,448    61,457
                             -------   -------
                             $95,999   $83,540
                             =======   =======

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:


                                                                Estimated
                                          December 31,           useful
                                        1998        1997         lives
                                      ---------   --------    -------------
                                         (in thousands)
Land ..............................   $  2,614    $  2,631
Buildings .........................     22,296      23,736    31 to 40 years
Machinery and equipment ...........     15,776      13,711    5 to 15 years
Furniture and fixtures ............      5,161       3,285    3 to 10 years
Transportation equipment ..........      5,312       5,354    3 to 10 years
Leasehold improvements ............      1,169         682    7 to 15 years
Construction in process ...........      3,773          --
                                      --------    --------
                                        56,101      49,399
Less accumulated depreciation .....    (11,107)     (6,957)
                                      --------    --------
Property and equipment, net .......   $ 44,994    $ 42,442
                                      ========    ========

Property and equipment under capital leases consists of buildings of approximately $2,721,000 and $2,761,000 for the years ended December 31, 1998 and 1997, respectively and machinery and equipment of approximately $70,000 and furniture and fixtures of approximately $570,000 for the years ended December 31, 1998 and 1997. Accumulated depreciation was approximately $2,381,000 and $2,166,000 for the years ended December 31, 1998 and 1997, respectively.

5.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                           December 31,
                                        1998         1997
                                      ---------    ---------
                                          (in thousands)
Goodwill ..........................   $ 124,233    $ 121,151
Noncompete agreements .............       1,036        1,036
                                      ---------    ---------
                                        125,269      122,187
Less accumulated amortization .....      (5,679)      (1,997)
                                      ---------    ---------
     Intangible assets, net .......   $ 119,590    $ 120,190
                                      =========    =========

6.       LONG-TERM DEBT

         Long-term debt consists of the following (in thousands):

                                                                                         December 31,
                                                                                    ---------------------
                                                                                       1998        1997
                                                                                    ---------    ---------
10 3/8% senior subordinated notes due 2007;
         interest payable semi-annually ........................................    $ 105,000    $ 105,000
Term loan facility payable to banks, due 2000
         payable in quarterly installments, with interest
         payable monthly at a bank's prime rate plus a margin
         determined by operating statistics of the Company (8.80% and
         8.42% at December 31, 1998 and 1997, respectively) ....................       79,600       70,000
Revolving credit facility payable to a bank, due 2000, interest payable monthly at the bank's prime rate plus a margin
         determined by operating  statistics of the Company (9.00% and
         8.50% at December 31, 1998 and 1997, respectively), $ 23,457 net of outstanding letters of credit of $1,143, was available
         under the credit facility at December 31, 1998 ........................       20,400       10,675
Unsecured notes payable, payable in quarterly or annual
         installments, with interest from 7.0% to 10.0%, due from
         2000 to 2002 ..........................................................        3,617        6,095
Capital lease obligations, collateralized by equipment,
         maturing  through 2007, payable monthly with interest rates from
         7.66% to 26.8% ........................................................        1,521        1,792
Obligations payable under noncompete and consulting agreements, maturing  through 2002, payable monthly with interest rates from
         7.00% to 8.50% ........................................................          441          658
                                                                                    ---------    ---------
                                                                                      210,579      194,220
Less current portion ...........................................................       (7,209)      (2,932)
                                                                                    ---------    ---------
                                                                                    $ 203,370    $ 191,288
                                                                                    =========    =========

         In December 1997, Kevco and its lenders entered into the second amended and restated credit agreement at closing of the Shelter Acquisition to allow for aggregate senior borrowings of up to $125 million comprised of a revolving credit facility of $45 million and a term loan facility of $80 million requiring quarterly installments. The revolving credit facility and $40 million of the term loan facility were (prior to the fourth amended agreement and waiver described below) to mature in 2003 with the remaining term loan facility to mature in 2004. The term loan and revolving credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries as well as the capital stock of such subsidiaries.

         In February 1999, the Company entered into a third amendment and waiver, which allowed for an incremental commitment of $5.0 million due March 31, 1999 and waived any event of default due to the Company's violation of certain financial covenants contained in the credit agreement through March 31, 1999. In March 1999, the Company requested and obtained an additional $5.0 million incremental commitment and an extension of the maturity date on the aggregate $10 million incremental commitment (the "Incremental Commitment") and waiver of any events of default to April 15, 1999.

         In April 1999, the Company entered into a fourth amendment and waiver to its credit agreement. This amendment contains revised financial covenants effective for the quarter ended March 31, 1999 through June 30, 2000 and waived certain events of default. Under this amendment, the Incremental Commitment matures on June 30, 1999 and the revolving credit facility and term loan mature on June 30, 2000. No assurance can be made that the Company would be able to access additional capital or that additional capital would be available on terms acceptable to the Company.

         In addition to funds available under the credit agreement, the Company issued $105 million of 10 3/8% senior subordinated notes due 2007 (the "Notes") under the indenture dated as of December 1, 1997, as supplemented, (the "Indenture"), to complete the acquisition of Shelter. Interest is payable on June 1 and December 1 of each year commencing June 1, 1998. The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after December 1, 2002, at the redemption prices set forth in the Indenture. In addition, at any time on or before December 1, 2000, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of a public equity offering at a redemption price equal to 110.375% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption.

         The credit agreement and Indenture contain certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence of debt or liens, acquisitions of property and equipment, distributions to stockholders and certain events constituting a Change of Control (as defined in the agreements).

         The following are scheduled maturities of debt (in thousands):


                         Year Ending
                         December 31,
                         -----------------------------
                             1999 ..........  $  7,209
                             2000 ..........    95,981
                             2001 ..........     1,125
                             2002 ..........       414
                             2003 ..........       157
                         Thereafter ........   105,693
                                              --------
                                              $210,579
                                              ========

         In addition, in order to reduce interest rate risk on the credit facility, the Company has entered into an interest rate hedge agreement in the notional amount of $30.0 million, whereby the Company will receive interest payments should LIBOR increase above 7.0% and, conversely, will make interest payments should LIBOR decrease below 5.41%, the effect of which limits the Company's interest expense within the range of 5.41% to 7.0% LIBOR on $30.0 million of debt. Management intends to hold the interest rate hedge until maturity on January 2, 2001. The Company has incurred no gain or loss related to this interest rate hedge for the year ended December 31, 1998. The fair value of the interest rate hedge agreement is approximately $329,000 at December 31, 1998.

         The fair value of long-term debt was $202.8 and $194.8 million as of December 31, 1998 and 1997, respectively. The fair value of the Company's long-term debt was calculated by discounting future cash flows using an estimated fair market value interest rate.

7.       INCOME TAXES

         Prior to November 6, 1996, the Company was treated for federal and state income tax purposes as an S corporation under Subchapter S of the Internal Revenue Code. As a result, the Company's earnings for such period were taxed at the stockholder level. Effective November 6, 1996, the Company terminated its S corporation status and restructured the organization to create a holding company with operating company subsidiaries. From November 6, 1996, the Company's earnings have been taxed as a C corporation and provisions for income taxes have been reflected in the consolidated financial statements. The Company recorded a nonrecurring net deferred tax provision of approximately $353,000 associated with the recognition of a related deferred tax liability due to the termination of the Company's S corporation status.

         The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 consists of the following (in thousands):


                       1998     1997     1996
                      ------   ------   ------
Federal:
      Current .....   $  535   $3,489   $  559
      Deferred ....    1,895      512      692
State:
      Current .....      318      490      339
      Deferred ....      384       63      105
                      ------   ------   ------
                      $3,132   $4,554   $1,695
                      ======   ======   ======

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the treatment of certain items for financial statement purposes and the treatment of those items for corporation tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

         Components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 were as follows (in thousands):

           Deferred tax assets:                      1998        1997
                                                    -------    -------
    Accrued liabilities .........................   $ 1,393    $ 1,318
    Reserves and allowances .....................       500        985
    Inventory adjustments .......................     1,586        755
    Intangibles .................................     4,224      4,802
    Other .......................................        --        129
                                                    -------    -------
       Total gross deferred tax assets ..........     7,703      7,989
                                                    -------    -------

Deferred tax liabilities:
    Property and equipment ......................    (1,841)    (1,491)
    Other .......................................      (512)      (235)
                                                    -------    -------
       Total gross deferred tax liabilities .....    (2,353)    (1,726)
                                                    -------    -------
            Net deferred tax asset ..............   $ 5,350    $ 6,263
                                                    =======    =======

Current deferred tax asset ......................   $ 2,572    $ 1,924
Noncurrent deferred tax asset ...................     2,778      4,339
                                                    -------    -------
           Net deferred tax asset ...............   $ 5,350    $ 6,263
                                                    =======    =======

         Management believes that the Company will generate sufficient future taxable income to realize the entire deferred tax asset and that the realization of the net deferred tax asset is more likely than not.

         The differences between the consolidated provision for income taxes and income taxes computed using income before income taxes and the U.S. federal income tax rate for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                              Year ended December 31,
                                                             ------------------------
                                                               1998     1997    1996
                                                              -----     ----    ----
Amount computed using statutory rate .....................     34.0%    35.0%   35.0%
Increase (decrease) in taxes resulting from:
     State income taxes, net of federal tax benefit ......      9.3      3.3     1.6
     Deferred tax liability related to
        S corp termination ...............................       --       --     2.5
     Change in method of valuing inventory ...............       --       --     2.7
     S corp income not subject to federal tax ............       --       --   (30.1)
     Non-deductible expenses .............................     21.4      3.1      --
     Other, net ..........................................     (2.0)     0.6     0.1
                                                               ----     ----    ----
                                                               62.7%    42.0%   11.8%
                                                               ====     ====    ====

8.       OTHER INCOME

         In August 1998, the Company sustained a fire at its Duo-Form plant in Edwardsburg, Michigan, which destroyed the facility and contents. The Company has filed a claim with its insurance carrier and as of December 31, 1998, had received $500,000 in insurance proceeds. A gain from insurance proceeds of approximately $2,541,000 was recorded at December 31, 1998 related to the insurance claim.

9.       COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases various equipment and buildings under capital and noncancellable operating leases with an initial term in excess of one year. As of December 31, 1998, future minimum rental payments required under these capital and operating leases are summarized as follows (in thousands):

                                                    Capital   Operating
                                                    leases     leases
                                                    -------    -------
1999 ............................................   $   485    $ 7,250
2000 ............................................       431      6,033
2001 ............................................       315      4,811
2002 ............................................       304      4,287
2003 ............................................       304      3,361
Thereafter ......................................       966      6,453
                                                    -------    -------
     Total ......................................   $ 2,805    $32,195
                                                    =======    =======
Less amount representing interest ...............    (1,284)
                                                    -------
     Present value of minimum lease payments ....   $ 1,521
                                                    =======

         Rental expense for operating leases was approximately $11,776,000, $5,060,000 and $3,839,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement with its majority stockholder for a five-year term renewable annually.

         LITIGATION

         There are claims and pending actions incident to the business operations of the Company. Management does not expect resolution of these matters to have a material adverse effect on the Company's financial position or future results of operations or cash flows.

10.      RETIREMENT PLAN

         The Company has a defined contribution retirement plan which covers substantially all full-time employees and is qualified under Section 401(k) of the Internal Revenue Code. Under the plan, employees may voluntarily contribute a percentage of their compensation to the plan and the Company may make discretionary contributions. The Company's contributions to the plan for the years ended December 31, 1998, 1997 and 1996 were $0, $135,000 and $100,000, respectively.

         Effective April 30, 1998, the Company terminated the Health Benefit Plan for Shelter Components Corporation and eligible employees were offered enrollment in Kevco Inc.'s health and welfare benefits effective May 1, 1998. Any remaining benefits were paid by November 30, 1998.

         In July 1998, the Company announced its intent to merge the assets and liabilities of the Shelter Components Savings Incentive Plan with and into the Kevco, Inc. 401(k) Profit Sharing Plan on or about September 1, 1998. The Shelter Components Savings Incentive Plan was terminated in October 1998.

11.      RELATED PARTY TRANSACTIONS

         The Company leases certain buildings and data processing equipment under capital leases from partnerships partially owned by the majority stockholder of the Company. Two of the leased warehouses were financed through economic development and industrial revenue bonds; one series of which was issued by Newton, Kansas in the original principal amount of $575,000, and with respect to which, the Company is the sub-lessee of the premises and a co-guarantor, and one series of which was issued by Elkhart, Indiana in the original principal amount of $400,000, and with respect to which, the Company is the lessee of the premises. Lease payments for the facilities and equipment were approximately $576,000 for the year ended 1998 and $672,000 for each of the years ended 1997 and 1996. Debt related to the capital leases was approximately $1,299,000 and $1,398,000 at December 31, 1998 and 1997, respectively.

         The Company loaned its majority stockholder $5.0 million in 1993, payable in monthly principal installments of $62,500 plus interest at 9.0% at December 31, 1995, due November 1997. The Company distributed the loan to stockholder to the Company's stockholders effective June 30, 1996.

12.      STOCK-BASED COMPENSATION PLANS

         The Company sponsors the Kevco, Inc. 1995 Stock Option Plan and the Kevco, Inc. 1996 Stock Option Plan (the "Plans"), which are stock-based incentive compensation plans. The Company applies APB Opinion 25 and related standards in accounting for the Plans.

         Under the Plans, the Company is authorized to issue up to 702,735 shares of common stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and nonqualified stock options. Awards may be granted to selected employees and directors of the Company. During 1998, 1997 and 1996, the Company granted only nonqualified stock options under the Plans.

         NONQUALIFIED STOCK OPTIONS

         The Plans provide that the exercise price of any stock option will be determined by the board of directors on the date of grant. The stock options granted after November 1996 vest over 10 years. All options granted prior to November 1996 vested in November 1996, at the time of the initial public offering. The options have been granted at prices equal to the market value of the shares at the date of grant and expire not more than 7 and 10 years after the date of grant for the 1996 and 1995 plans, respectively. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options granted during 1998, 1997 and 1996.

         A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996, and the changes during the year ended on those dates is presented below:


                                                                  NONQUALIFIED STOCK OPTIONS
                                         ----------------------------------------------------------------------------
                                                  1998                        1997                     1996
                                         ----------------------     ----------------------    -----------------------
                                         NUMBER OF     WEIGHTED     NUMBER OF     WEIGHTED    NUMBER OF      WEIGHTED
                                         SHARES OF     AVERAGE      SHARES OF     AVERAGE     SHARES OF      AVERAGE
                                         UNDERLYING    EXERCISE     UNDERLYING    EXERCISE    UNDERLYING     EXERCISE
                                          OPTIONS       PRICES       OPTIONS       PRICES      OPTIONS        PRICES
                                          -------      --------      -------      --------      -------      --------
Outstanding at
beginning of year ..................      421,472      $  10.76      415,196      $  10.58       47,854      $   5.64
Granted ............................       15,000      $  19.17       24,500      $  13.62      393,450      $  11.17
Exercised ..........................      (25,020)     $  11.18      (14,464)     $  10.49           --           N/A
Forfeited ..........................      (17,050)     $  14.30       (3,760)     $  11.17      (26,108)     $  10.42
Expired ............................           --           N/A           --           N/A           --           N/A
Outstanding at end of year .........      394,402      $  10.90      421,472      $  10.76      415,196      $  10.58
Exercisable at end of year .........      374,802      $  10.62      405,072      $  10.65      415,196      $  10.58
Weighted-average fair value of
options granted during the year ....           --      $  13.29           --      $   8.06           --      $   1.84


         The fair value of each stock option granted is estimated on the date of grant using the minimum value method of option pricing with the following weighted-average assumptions for grants in 1998, 1997 and 1996, respectively: dividend yield of zero percent for all years; risk-free interest rates are different for each grant and range from 4.65% to 6.19%; the expected lives of 6.3 and 9.5 years, respectively, for the options under the Plans; and expected volatility of approximately 56.0% and 48.0% for options granted in 1998 and 1997, respectively. In determining the "minimum value," FASB Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") does not require the volatility of the Company's common stock underlying the options to be calculated or considered for options granted in 1996 because the Company was not publicly-traded when the options were granted.

         The following table summarizes information about stock options outstanding at December 31, 1998:

            OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
----------------------------------------------   -----------------------
 Range                    Weighted    Weighted                 Weighted
   Of                     Average     Average                  Average
Exercise    Number       Remaining    Exercise     Number      Exercise
 Prices    Outstanding     Life        Price     Exercisable     Price
--------   -----------   ---------    --------   -----------   --------
$  5.64        42,532          6.0     $  5.64        42,532   $  5.64
$ 11.17       321,470          3.9     $ 11.17       321,470   $ 11.17
$ 13.50        25,400          8.0     $ 13.63        10,800   $ 13.77
   to
$ 13.88
$ 24.50         5,000          9.3     $ 24.50            --        --
             --------                              ---------
              394,402          4.5     $ 10.90      374,802    $ 10.62
             ========                              =========

         NET INCOME AND EARNINGS PER SHARE

         Had the compensation cost for the Company's stock-based compensation plans been determined consistent with FAS 123, the Company's net income and earnings per share for 1998, 1997 and 1996 would approximate the pro forma amounts below (in thousands, except per share data):


                                                     1998       1997       1996
                                                    ------     ------     ------
Net income .......................  As reported     $1,867     $6,288     $8,932
                                    Pro forma        1,793      6,237      8,491

Earnings per share - basic .......  As reported     $ 0.27     $ 0.92     $ 1.64
                                    Pro forma         0.26       0.92       1.56

Earnings per share - diluted .....  As reported     $ 0.27     $ 0.90     $ 1.61
                                    Pro forma         0.26       0.90       1.54

         The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts. FAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its stock-based compensation plans.

13.      SEGMENT REPORTING

         In June 1997, the FASB issued Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted in the current year.

         The Company identifies such segments based upon management responsibility within the United States. The Company operates in three business segments: Distribution, Manufacturing and Wood Products. The Distribution segment primarily distributes plumbing products, building products, electrical components and hardware supplies to the manufactured housing and recreational vehicle industries; the Manufacturing segment primarily manufactures and distributes thermoformed products, laminated wallboard products and plastic injection molded products primarily to the manufactured housing and recreational vehicle industries; and the Wood Products segment primarily manufactures roof trusses and lumber cut to customer specifications for use in manufactured homes. As a result of the Company's acquisition strategy, which has impacted all three segments, year-to-year comparisons may not be indicative of future results.

         The Company measures segment performance based upon revenue and operating income results. The information in the Corporate/Other category consists primarily of intercompany eliminations of Manufacturing sales to Distribution and corporate operating expenses, and is utilized to reconcile to the consolidated results. Amounts are presented in thousands for each respective year.

                                                                                              Total
                          Distribution   Manufacturing   Wood Products  Corporate/Other      Company
                          ------------   -------------   -------------  ---------------      --------
1998
   Net Sales .......        $604,497        $140,930        $169,869        $(17,846)(a)     $897,450
   Operating
     Income ........        $ 28,449        $  9,177        $  5,388        $(19,449)(b)     $ 23,565

1997
   Net Sales .......        $248,396        $  7,518        $134,819        $    (71)(a)     $390,662
   Operating
     Income ........        $ 16,709        $    310        $  6,631        $ (8,041)(b)     $ 15,609

1996
   Net Sales .......        $205,812              --        $ 58,398              --         $264,210
   Operating
     Income ........        $ 16,119              --        $  6,743        $ (6,397)(b)     $ 16,465

(a) Consists primarily of intercompany eliminations of Manufacturing sales to Distribution.

(b) Consists primarily of corporate operating expenses.

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

                                   KEVCO, INC.


Date:    April 13, 1999             By: /s/ Jerry E. Kimmel
                                      ------------------------------
                                      Jerry E. Kimmel,
                                      Chairman, President and Chief
                                      Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON APRIL 13, 1999.

              SIGNATURE                               CAPACITY
              ---------                               --------
       /s/ Jerry E. Kimmel               Chairman of the Board, Chief Executive Offer,
-----------------------------------        President and Director (Principal Executive
           JERRY E. KIMMEL                 Officer)

     /s/ Ellis L. McKinley, Jr.          Vice President, Chief Financial Officer,
-----------------------------------        Treasurer and Director (Principal Financial
         ELLIS L. MCKINLEY, JR.            Officer and Principal Accounting Officer)

       /s/ Gregory G. Kimmel             Senior Vice President, Corporate Development
-----------------------------------        and Director
           GREGORY G. KIMMEL

       /s/ Richard S. Tucker             Secretary and Director
-----------------------------------
           RICHARD S. TUCKER

       /s/ Richard Nevins                Director
-----------------------------------
           RICHARD NEVINS

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
-------  ------------
2.10     Letter, dated February 15, 1999, to Kevco, Inc. from Wingate Partners
         II, L.P.(13)

2.11     Letter, dated February 15, 1999, to Jerry E. Kimmel from Wingate
         Partners II, L.P.(13)

10.69 Second Amendment to Credit Agreement, dated as of October 27, 1998 (but effective as of September 30, 1998), entered into and among Kevco, Inc., a Texas corporation, the banks listed on the signature pages
         (collectively, the "Lenders"), and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as the Administrative Agent.(13)

10.70 Waiver entered into as of the 30th day of December 1998, by and among the banks listed on the signature pages (the "Lenders"), Kevco, Inc., a Texas corporation (the "Borrower"), and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as Administrative Agent for the Lenders to the extent and in the manner provided for in the Credit
         Agreement.(13)

10.71 Second Waiver entered into as of the 15th day of February, 1999, by and among the banks listed on the signature pages (the "Lenders"), Kevco, Inc.,a Texas corporation (the "Borrower"), and NationsBank, N.A.
         (successor by merger to NationsBank of Texas, N.A.), as Administrative
         Agent for the Lenders to the extent and in the manner provided for in the Credit Agreement. (13)

10.72 Third Amendment and Waiver entered into as of the 25th day of February, 1999, by and among the banks listed on the signature pages (the
         "Lenders"), Kevco, Inc., a Texas corporation, and NationsBank, N.A.
         (successor by merger to NationsBank of Texas, N.A.), as Administrative
         Agent for the Lenders to the extent and in the manner provided for in the Credit Agreement.(13)

10.73 Letter agreement waiver extension, dated March 22, 1999, between Kevco, Inc., NationsBank, N.A., as Administrative Agent and Lender, and the other parties thereto.(13)

21.1     Subsidiaries

23.1     Consent of PricewaterhouseCoopers LLP.

27.1     Financial Data Schedule