Form 10-K405/A
period 1998-12-31
KEVCO INC
filed 1999-04-28
CIK 1021706

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ___.
                        Commission file number 000-21621

                             ----------------------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                                                     Name of each exchange
           Title of Each Class                        on which registered
         ---------------------------                -----------------------
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

         The Registrant hereby amends its Form 10-K, Part III, Items 10, 11, 12 and 13 and Part IV, Item 14 as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this report, which information is incorporated herein by reference.

         The following sets forth information as of April 15, 1999, as to each of the directors of the Company, including their ages and for directors that are not also listed under the heading "Executive Officers" in Item 1 of this report, their present principal occupations, other business experience during the last five years, membership on committees of the Board of Directors and directorships in other publicly-held companies.

                                                                                                             YEAR
                                                                                                            TERM AS
                                                                                                           DIRECTOR
NAME                                                     AGE    POSITION                                    EXPIRES
----                                                     ---    --------                                   ---------
Jerry E. Kimmel                                          61     Chairman of the Board,                       2000
                                                                President and Chief Executive
                                                                Officer

Ellis L. McKinley, Jr.                                   47     Vice President, Chief Financial              1999
                                                                Officer, Treasurer and Director

Richard Nevins (1)                                       51     Director                                     2001

Richard S. Tucker (1)                                    55     Secretary and Director                       2000

Gregory G. Kimmel                                        30     Vice President and Director                  2000

----------------

(1)      Member of the Audit Committee and the Compensation Committee

         Richard Nevins has served as a director of the Company since November 1996. Since 1992, Mr. Nevins has served as President of Richard Nevins & Associates, a financial advisory firm. Mr. Nevins has been a managing director of Jefferies & Co., an investment banking firm, since July 1998. Since March 1998, Mr. Nevins has served as a director of Renaissance Cosmetics, Inc. From December 1997 to June 1998, Mr. Nevins served as a director of ERLY Industries, from 1995 to October 1996, he served as a director of Fruehauf Trailer Corporation, from 1995 to 1996, he served as a director of Ampex Corporation and from 1993 to 1995 he served as a director of The Actava Group (now Metromedia International Group). During 1996, Mr. Nevins served as acting Chief Operating Officer and Chief Restructuring Officer for Sun World International, a California agricultural firm, following the filing of a petition in bankruptcy by Sun World International. Mr. Nevins received his B.A. in Economics from the University of California, Riverside in 1972 and his M.B.A. from Stanford Graduate School of Business in 1975.

SECTION 16 BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it with respect to fiscal 1998, or written representations from certain reporting persons, the Company believes that all filing requirements applicable to its officers, directors and persons who own more than 10% of a registered class of the Company's equity securities have been complied with.

ITEM 11. EXECUTIVE COMPENSATION.

                             MANAGEMENT COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years the chief executive officer and each of the Company's other most highly compensated executive officers, not exceeding four, whose total annual compensation for 1998 based on salary and bonus earned during 1998 exceeded $100,000 (the "Named Executive Officers").

                                                                                  LONG TERM
                                                                                COMPENSATION
                                                 ANNUAL COMPENSATION               AWARDS
                                                 -------------------               ------

                                                                                 SECURITIES
                                                                                 UNDERLYING
NAME AND PRINCIPAL             FISCAL                                             OPTIONS/               ALL OTHER
    POSITION                    YEAR         SALARY($)         BONUS($)            SARS(#)            COMPENSATION($)

Jerry Kimmel,                   1998         $250,000          $238,299               -                 $34,821(1)
Chairman of the                 1997         $250,000          $244,961               -                 $13,593(2)
Board, President and            1996         $366,271          $249,600               -                 $17,163(3)
Chief Executive
Officer

Clyde A. Reed, Jr.,             1998         $224,477           $59,842               -                 $14,470(4)
Executive Vice                  1997         $204,540           $81,438               -                 $12,665(5)
President and Chief             1996         $188,088           $96,667            11,750               $29,756(6)
Operating Officer

Ellis L. McKinley, Jr.,         1998         $177,824           $25,026               -                 $   -
Vice President, Chief           1997         $162,975           $27,146               -                 $ 1,047(7)
Financial Officer and           1996         $145,980           $29,167            14,400               $ 1,057(7)
Treasurer

C. Lee Denham,                  1998         $145,220          $ 70,054               -                 $   590(8)
President, Sunbelt              1997         $114,095          $ 98,178               -                 $ 1,594(9)
                                1996         $ 95,580          $222,221             9,400               $ 1,439(10)

-----------------
(1) Consists of $11,501, representing personal use of a Company supplied car and $23,320, representing personal use of a company supplied aircraft.
(2) Consists of $12,546, representing personal use of a Company supplied car and $1,047, representing the Company's contribution to such individual's 401(k) Plan account.
(3) Consists of $12,546, representing personal use of a Company supplied car, $3,560, representing payments by the Company for medical insurance premiums and $1,057, representing the Company's contribution to such individual's 401(k) Plan account.
(4) Consists of $2,470, representing personal use of a Company supplied car, and $12,000, representing expense recognized by the Company in 1998 relating to future payments to be made under a deferred compensation agreement.
(5) Consists of $3,851, representing personal use of a Company supplied car, $7,757, representing expense recognized by the Company in 1997 relating to future payments to be made under a deferred compensation agreement and $1,047, representing the Company's contribution to such individual's 401(k) Plan account.
(6) Consists of $4,518, representing personal use of a Company supplied car, $24,181, representing expense recognized by the Company in 1996 relating to future payments to be made under a deferred compensation agreement and $1,057, representing the Company's contribution to such individual's 401(k) Plan account.
(7) Represents the Company's contribution to such individual's 401(k) Plan account.
(8)      Consists of $590, representing personal use of a Company supplied car.
(9) Consists of $547, representing personal use of a Company supplied car and $1,047, representing the Company's contribution to such individual's 401(k) Plan account.
(10) Consists of $377, representing personal use of a Company supplied car and $1,057, representing the Company's contribution to such individual's 401(k) Plan account.

YEAR END OPTION VALUES

         The following table presents the information regarding the value of stock options outstanding at December 31, 1998 held by each of the Named Executive Officers. No stock options were exercised by or granted to the Named Executive Officers in 1998.

                                               NUMBER OF SECURITIES                       VALUE OF UNEXERCISED
                                              UNDERLYING UNEXERCISED                    IN-THE-MONEY OPTIONS/SARS
                                             OPTIONS/SARS AT FY-END(#)                       AT FY-END($)(1)
                                          ----------------------------------         --------------------------------
NAME                                      EXERCISABLE          UNEXERCISABLE         EXERCISABLE        UNEXERCISABLE
----                                      -----------          -------------         -----------        -------------

Jerry Kimmel                                   -                    -                    -                    -

Clyde A. Reed, Jr.                         18,847(2)                -                 $11,426                 -

C. Lee Denham                               9,400(3)                -                    -                    -

Ellis McKinley, Jr.                        17,450(4)             4,000(5)             $11,351                 -

---------------------

(1) The closing price for the Company's Common Stock as reported through The Nasdaq Stock Market on December 31, 1998, was $7.25. Value is calculated on the basis of the difference between the option exercise price and $7.25 multiplied by the number of shares of Common Stock underlying the option.

(2) Consists of options to acquire 7,097 shares of Common Stock at $5.64 per share and options to acquire 11,750 shares of Common Stock at $11.17 per share.

(3) Consists of options to acquire 9,400 shares of Common Stock at $11.17 per share.

(4) Consists of options to acquire 7,050 shares of Common Stock at $5.64 per share, options to acquire 9,400 shares of Common Stock at $11.17 per share and options to acquire 1,000 shares of Common Stock at $13.50 per share.

(5) Consists of options to acquire shares of Common Stock at $13.50 per share, vesting at 500 shares per year.

COMPENSATION OF DIRECTORS

         Directors who are employees of the Company do not receive additional compensation for serving as directors. Each director who is not an employee of the Company receives a fee of $1,000 for attendance at each Board of Directors meeting and $500 for attendance at each Board committee meeting (unless held on the same day as a Board of Directors meeting). All directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof, and for other out-of-pocket expenses incurred in their capacity as directors of the Company.

EMPLOYMENT AGREEMENTS

         Effective October 1, 1996, Mr. Kimmel entered into a five year employment agreement with Kevco providing for an annual base salary of $250,000. In addition to base salary, beginning in 1997, Mr. Kimmel, through his employment agreement, has been eligible for an annual bonus equal to 2.4% of the Company's income before income taxes for the year provided that income before income taxes is at least $5.0 million. Such salary and bonus are subject to increase, but not decrease, by the Company. Increases in Mr. Kimmel's compensation are reviewed annually by the Company's Compensation Committee in a manner so as to qualify under the performance based compensation provisions of the Internal Revenue Code. Under the agreement, Mr. Kimmel has agreed to perform services on behalf of the Company and its subsidiaries in Fort Worth, Texas as he reasonably determines is necessary to carry out his duties under the agreement. Under the agreement, Mr. Kimmel, his spouse and dependents are, until the death of the survivor of Mr. Kimmel and his spouse, entitled to participate at Kevco's expense in health programs offered to Company employees generally or, if insurance coverage is not available, to have their health care costs reimbursed by the Company. Under the agreement, upon the death of Mr. Kimmel, the Company would continue to pay his base salary for the remainder of the then existing agreement term. The agreement can be terminated by the Company only for cause (as defined in such agreement). The employment agreement, which was guaranteed by the subsidiaries of the Company, is automatically extended for an additional year at the end of each year's service.

         Effective May 24, 1977, Mr. Reed entered into a retirement agreement with the Company that generally provides that the Company will pay Mr. Reed or his beneficiaries $55,000 per year for 10 years if Mr. Reed is employed with the Company at age 65 or upon death or disability. Such agreement also provides for a smaller lump sum payment that the Company will make upon Mr. Reed's termination of employment prior to age 65, death or disability. Such lesser amount equals approximately $14,000 for each year following the effective date of the agreement, up to such termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company leases three of its warehouse locations from an affiliated partnership (K&E Land & Leasing, a Texas general partnership) of which Mr. Kimmel is a managing partner. The Company also leases computer equipment from K&E Land & Leasing. These leases (i) expire in November 2003, April 2005, October 2007 and October 2003, respectively, (ii) provide for total future (i.e. post 1998) base rent payments of approximately $630,000, $578,000, $2.0 million and $1.1 million, respectively, and (iii) require payments to be made in equal monthly amounts. As of December 31, 1998, Mr. Kimmel's indirect interest in such leases was 38% and Gregory G. Kimmel's aggregate beneficial interest in such leases was 4%. Mr. Kimmel's immediate family members (including Gregory G. Kimmel's beneficial interest) owned indirect interests in such leases of 12%.

         Aggregate expenditures by the Company under such leases in 1998 were approximately $672,000, of which approximately $255,000 was indirectly attributable to Jerry Kimmel's interests in such partnership (excluding immediate family members' interests) and of which approximately $27,000 was indirectly attributable to Gregory G. Kimmel's beneficial interest. It is anticipated that aggregate expenditures by the Company under such leases for the remainder of their terms will be approximately $4.3 million, of which approximately $1.6 million will be indirectly payable (less partnership expenses) to Mr. Kimmel (excluding immediate family members' interests) and of which approximately $172,000 will be indirectly payable (less partnership expenses) to Gregory G. Kimmel. The Company believes that the amounts it has paid under such leases have not been less favorable to the Company than had the leases been negotiated on an arms-length basis.

         Two of the leased warehouses were financed through economic development and industrial revenue bonds; one series of which was issued by Newton, Kansas in the original principal amount of $575,000, and with respect to which the Company is the sub-lessee of the premises and a co-guarantor, and one series of which was issued by Elkhart, Indiana in the original principal amount of $400,000, and with respect to which the Company is the lessee of the premises.

         Gregory G. Kimmel and James Kimmel, Jerry Kimmel's brother, earned, in the aggregate, approximately $192,000 in compensation in 1998. Richard Tucker, a director of the Company in 1998 and currently Secretary of the Company, is a partner in Jackson Walker L.L.P., which is the Company's principal outside legal counsel.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                 PRINCIPAL SHAREHOLDERS AND MANAGEMENT OWNERSHIP

         The following table sets forth information with respect to beneficial ownership of Common Stock as of April 15, 1999 by (i) all persons known to the Company to be the beneficial owner of 5% or more of the Common Stock, (ii) each director of the Company, (iii) each of the named Executive Officers, and (iv) all the Company directors and executive officers as a group. This table does not include shares of Common Stock that may be purchased pursuant to options not exercisable within 60 days of April 15, 1999. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

                                            AMOUNT AND NATURE           PERCENT
NAME OF BENEFICIAL OWNER OR                   OF BENEFICIAL            OF CLASS
NUMBER OF PERSONS IN GROUP                      OWNERSHIP              --------
--------------------------                      ---------
Jerry E. Kimmel(1)                             3,744,760(2)             54.6%

Clyde A. Reed, Jr.                                30,015(3)                 *

Ellis L. McKinley, Jr.                            22,450(4)                 *

Richard S. Tucker                                  5,500(5)                 *

Richard Nevins                                     7,405(5)                 *

C. Lee Denham                                      9,400(6)                 *

Gregory G. Kimmel                                221,836(7)              3.2%

Wellington Management Company,                   473,000(9)              6.9%
L.L.P.(8)

Brinson Partners, Inc.(10)                       557,000(11)             8.1%

All directors and executive officers as        4,041,366(12)            58.4%
a group (7 persons)


-----------------------------------
*        Less than 1%
(1) The address of Mr. Kimmel is University Centre I, 1300 S. University Drive, Suite 200, Fort Worth, Texas 76107.
(2) Excludes 626,386 shares of outstanding Common Stock and 15,299 shares of Common Stock issuable upon exercise of options beneficially owned by Mr. Kimmel's adult children and his brother. Mr. Kimmel disclaims beneficial ownership of such shares.
(3) Includes 18,846 shares of Common Stock subject to presently exercisable options.
(4) Includes 17,450 shares of Common Stock subject to presently exercisable options, or options exercisable within 60 days.
(5) Includes 2,500 shares of Common Stock subject to presently exercisable options.
(6) Consists of 9,400 shares of Common Stock subject to presently exercisable options.
(7) Includes 12,949 shares of Common Stock subject to presently exercisable options and excludes 2,406 shares of Common Stock held as custodian for such individual's children.
(8) The address of Wellington Management Company, LLP ("WMC") is 75 State Street, Boston, Massachusetts 02109.

(9) Based on a statement on Schedule 13G/A filed with the Securities and Exchange Commission dated February 10, 1999, WMC has shared power to dispose or direct the disposition of 473,000 shares of Common Stock and shared power to vote or to direct the vote of 263,000 shares. As part of such Schedule 13G/A, WMC disclosed that its relevant subsidiary under Rule 13d-1(b)(1)(ii)(G) is Wellington Trust Company, NA., a wholly-owned subsidiary of WMC and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, which has the same business address as WMC.
(10) The address of Brinson Partners, Inc. ("BPI") is 209 South LaSalle, Chicago, Illinois. The address of UBS AG ("UBSAG") is Bahnhofstrasse 45 8021, Zurich, Switzerland.
(11) Based on a statement on Schedule 13G filed with the Securities and Exchange Commission dated February 16, 1999, BPI and UBSAG have shared voting power and shared disposition power of 557,000 shares of common stock. BPI is an Investment Adviser registered under section 203 of the Investment Advisers Act of 1940. UBSAG is classified as a Bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934 pursuant to no action relief granted by the staff of the Securities and Exchange Commission. BPI is an indirect wholly-owned subsidiary of UBSAG. UBSAG is reporting indirect beneficial ownership of holdings by reason of its ownership of BPI. UBSAG does not hereby affirm the existence of a group within the meaning of Rule 13d-5(b)(1).
(12) Includes 61,145 shares of Common Stock subject to presently exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information concerning relationships and related transactions is set forth in Item 11 of this report under the heading "Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  (a) 1.   INDEX TO FINANCIAL STATEMENTS.

                  The following Financial Statements are included herein:

                  Report of Independent Accountants.............................................................F-1

                  Consolidated Balance Sheets of December 31, 1998 and 1997.....................................F-2

                  Consolidated Statements of Income for the Years Ended
                  December 31, 1998, 1997 and 1996..............................................................F-3

                  Consolidated Statements of Stockholders' Equity
                  for the Years Ended December 31, 1998, 1997 and 1996..........................................F-4

                  Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1998, 1997 and 1996..............................................................F-5

                  Notes to Consolidated Statements..............................................................F-7

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

                  (b)      REPORTS OF FORM 8-K:

                  The Company filed a Current Report on Form 8-K dated December 23, 1998, announcing that it had entered into a stock purchase agreement with Wingate Partners II, L.P. ("Wingate") and that a stock purchase agreement had been entered into between Wingate and Jerry E. Kimmel.

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

10.74 Fourth Amendment and Waiver entered into as of the 6th day of April, 1999, by and among the banks listed on the signature pages (the
         "Lenders"), Kevco, Inc., a Texas corporation, and NationsBank, N.A., as
         Administrative Agent for the Lenders.(14)

21.1     Subsidiaries.(13)

23.1     Consent of PricewaterhouseCoopers LLP.(13)

24.1     Power of Attorney.(13)

27.1     Financial Data Schedule.(13)


------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-11173) and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 27, 1997, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's registration statement on Form S-8 (No. 333-19959), and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1997 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Tender Offer Statement on Schedule 14D-1, filed October 28, 1997, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Tender Offer Statement on Schedule 14D-1/A, filed December 12, 1997, and incorporated herein by reference.
(8) Schedules and similar attachments to this exhibit have not been previously filed herewith, but the nature of their contents is described in the body of this exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Securities and Exchange Commission upon request.
(9) Previously filed as an exhibit to the Company's registration statement on Form S-4 (No. 333-43691), and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, for the year ended December 31, 1998 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 23, 1998, and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1998, and incorporated herein by reference.
(13)     Previously filed herewith.
(14)     Filed herewith.
*        Management contract or compensatory plan or arrangement.

                               S I G N A T U R E S

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KEVCO, INC.


Date:    April 28, 1999                 By: /s/ Jerry E. Kimmel*
                                            -----------------------------------
                                            Jerry E. Kimmel,
                                            Chairman, President and
                                             Chief Executive Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON APRIL 28, 1999.

               SIGNATURE                                           CAPACITY
               ---------                                           --------

         /s/ Jerry E. Kimmel*                    Chairman of the Board, Chief Executive Offer,
--------------------------------------            President and Director (Principal Executive
            JERRY E. KIMMEL                       Officer)

      /s/ Ellis L. McKinley, Jr.*                Vice President, Chief Financial Officer,
--------------------------------------            Treasurer and Director (Principal Financial
        ELLIS L. MCKINLEY, JR.                    Officer and Principal Accounting Officer)

        /s/ Gregory G. Kimmel*                   Senior Vice President, Corporate Development
--------------------------------------            and Director
           GREGORY G. KIMMEL

        /s/ Richard S. Tucker*                   Secretary and Director
--------------------------------------
           RICHARD S. TUCKER

          /s/ Richard Nevins*                    Director
--------------------------------------
            RICHARD NEVINS

*By:     /s/ Jerry E. Kimmel,
--------------------------------------
            JERRY E. KIMMEL

                                 EXHIBIT INDEX


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

10.74 Fourth Amendment and Waiver entered into as of the 6th day of April, 1999, by and among the banks listed on the signature pages (the
         "Lenders"), Kevco, Inc., a Texas corporation, and NationsBank, N.A., as
         Administrative Agent for the Lenders.(14)

21.1     Subsidiaries.(13)

23.1     Consent of PricewaterhouseCoopers LLP.(13)

24.1     Power of Attorney.(13)

27.1     Financial Data Schedule.(13)


------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-11173) and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 27, 1997, and incorporated herein by reference.
(3) Previously filed as an exhibit to the Company's registration statement on Form S-8 (No. 333-19959), and incorporated herein by reference.
(4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1997 and incorporated herein by reference.
(5) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1997 and incorporated herein by reference.
(6) Previously filed as an exhibit to the Company's Tender Offer Statement on Schedule 14D-1, filed October 28, 1997, and incorporated herein by reference.
(7) Previously filed as an exhibit to the Company's Tender Offer Statement on Schedule 14D-1/A, filed December 12, 1997, and incorporated herein by reference.
(8) Schedules and similar attachments to this exhibit have not been previously filed herewith, but the nature of their contents is described in the body of this exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Securities and Exchange Commission upon request.
(9) Previously filed as an exhibit to the Company's registration statement on Form S-4 (No. 333-43691), and incorporated herein by reference.
(10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, for the year ended December 31, 1998 and incorporated herein by reference.
(11) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 23, 1998, and incorporated herein by reference.
(12) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1998, and incorporated herein by reference.
(13)     Previously filed herewith.
(14)     Filed herewith.
*        Management contract or compensatory plan or arrangement.