Form 10-Q
period 1999-03-31
KEVCO INC
filed 1999-05-12
CIK 1021706

                       Securities and Exchange Commission

                              Washington, DC 20549

                                    Form 10-Q

          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31 1999

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Transition Period From _____ To _____

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

                  Yes  X               No
                      ---                 ---

Indicate the number of shares outstanding for each of the issuer's classes or common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                 6,856,437 shares
--------------------------------------                 ----------------
              (Class)                          (Outstanding as of May 4, 1999)

                                   KEVCO, INC.
                               INDEX TO FORM 10-Q

PART  I - FINANCIAL INFORMATION

ITEM  1 - Financial Statements

Consolidated Balance Sheets as of March 31, 1999 (unaudited)
   and December 31, 1998 ..................................................................... 3

Consolidated Statements of Operations for the three-month periods ended March 31, 1999 and 1998 (unaudited) ................................................. 4

Consolidated Statements of Cash Flows for the three-month
   periods ended March 31, 1999 and 1998 (unaudited) ......................................... 5

Notes to Consolidated Financial Statements ................................................... 6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations .................................................................... 10

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K .................................................... 17

Signatures ................................................................................... 23

Exhibit index ................................................................................ 24

Exhibits ..................................................................................... 25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                   KEVCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            March 31,      December 31,
                                                                              1999            1998
                                                                           -----------     ------------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                $     2,006     $        799
  Trade accounts receivable, less allowance for doubtful
        accounts of $658 and $740 in 1999 and 1998, respectively                63,029           51,367
  Inventories, less reserve for obsolete inventory of $2,827
        and $2,781 in 1999 and 1998, respectively                               88,420           95,999
  Assets held for sale                                                           1,065            1,065
  Other current assets                                                          10,867            8,458
                                                                           -----------     ------------
       Total current assets                                                    165,387          157,688
Property and equipment, net                                                     44,609           44,994
Intangible assets, net                                                         118,646          119,590
Deferred tax asset                                                               2,778            2,778
Other assets                                                                     6,578            6,785
                                                                           -----------     ------------
       Total assets                                                        $   337,998     $    331,835
                                                                           ===========     ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                        $     7,573     $      7,209
  Trade accounts payable                                                        54,135           61,569
  Accrued liabilities                                                           19,374           15,533
  Other current liabilities                                                         --              243
                                                                           -----------     ------------
       Total current liabilities                                                81,082           84,554
Long-term debt, less current portion                                           214,402          203,370
Deferred compensation obligation                                                   823            1,024
                                                                           -----------     ------------
       Total liabilities                                                       296,307          288,948
                                                                           -----------     ------------

Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 6,856 and
       6,853  shares issued and outstanding in 1999 and 1998, respectively          69               69
  Additional paid-in capital                                                    33,412           33,392
  Retained earnings                                                              8,210            9,426
                                                                           -----------     ------------
       Total stockholders' equity                                               41,691           42,887
                                                                           -----------     ------------
       Total liabilities and stockholders' equity                          $   337,998     $    331,835
                                                                           ===========     ============

          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                   Three Months Ended
                                                ------------------------
                                                  March 31, March 31,
                                                ------------------------
                                                  1999           1998
                                                ---------      ---------
Net sales                                       $ 222,785      $ 212,051
Cost of sales                                     195,084        183,108
                                                ---------      ---------
     Gross profit                                  27,701         28,943
Commission income                                   1,688          1,854
                                                ---------      ---------
                                                   29,389         30,797

Selling, general and administrative expenses       26,430         21,868
                                                ---------      ---------
     Operating income                               2,959          8,929
Interest expense                                    5,492          5,068
                                                ---------      ---------
    (Loss)income before income taxes               (2,533)         3,861
Income taxes                                       (1,317)         1,733
                                                ---------      ---------
     Net (loss)income                           $  (1,216)     $   2,128
                                                =========      =========

Earnings per share - basic                      $   (0.18)     $    0.31
                                                =========      =========
Earnings per share - diluted                    $   (0.18)     $    0.31
                                                =========      =========
Weighted average shares outstanding - basic         6,856          6,830
                                                =========      =========
Weighted average shares outstanding - diluted       6,856          6,928
                                                =========      =========


          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                           Three Months Ended March 31,
                                                          ------------------------------
                                                            1999                  1998
                                                          --------              --------
Cash flows from operating activities:
    Net (loss)income                                      $ (1,216)             $  2,128
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                         2,410                 2,022
       Gain on sale of assets                                  (14)                   --
       Deferred compensation obligation                       (201)                  (68)
       Changes in assets and liabilities                   (10,328)              (14,527)
                                                          --------              --------
       Net cash  used by operating activities               (9,349)              (10,445)
Cash flows from investing activities:
    Purchase of equipment                                     (911)               (2,468)
    Proceeds from sale of assets                                97                   649
    Proceeds from assets held for sale                          --                 2,870
    Increase in other assets                                   278                  (373)
                                                          --------              --------
       Net cash (used) provided by investing activities       (536)                  678
Cash flows from financing activities:
    Proceeds from line of credit, net                       14,400                 2,525
    Proceeds from long-term debt                                --                10,000
    Payments of long-term debt                              (3,004)               (2,430)
    Payment for loan origination fees                         (324)                   --
    Stock options exercised                                     20                    37
    Other                                                       --                   (55)
                                                          --------              --------
       Net cash provided by financing activities            11,092                10,077
                                                          --------              --------
Net increase in cash and cash equivalents                    1,207                   310
Beginning cash and cash equivalents                            799                   271
                                                          --------              --------
Ending cash and cash equivalents                          $  2,006              $    581
                                                          ========              ========

          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.     ACCOUNTING POLICIES AND BASIS OF PRESENTATION

         The Annual Report on Form 10-K for the year ended December 31, 1998, for Kevco, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The accompanying consolidated financial statements of Kevco, Inc. and its wholly-owned subsidiaries ("Kevco" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. All significant intercompany transactions and accounts have been eliminated.

         In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of March 31, 1999 and December 31, 1998, the statements of income for the three-month periods ended March 31, 1999 and 1998 and the statements of cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1999.

2.     ACQUISITIONS


         During the year ended December 31, 1997, Kevco acquired Shelter Components Corporation on December 1, 1997 (the "Shelter Acquisition"), the inventory and certain distribution rights from Shepherd Products Company on December 12, 1997 (the "Shepherd Acquisition"), Bowen Supply, Inc. on February 28, 1997 (the "Bowen Acquisition") and Consolidated Forest Products, L.L.C. on February 27, 1997 (the "Consolidated Forest Acquisition") for total purchase prices approximating $144.8 million, $8.0 million, $20.2 million and $14.1 million, respectively. The acquisitions were made utilizing borrowings under the Company's amended and restated credit facility and, in the case of the Shelter Acquisition, net proceeds from the issuance of $105 million of 10 3/8% senior subordinated notes due 2007. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of operations of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $115.1 million of goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. Additional purchase liabilities included approximately $1.8 million ($0.2 million at March 31, 1999) for severance and related costs associated primarily with the elimination of certain administrative and corporate positions, which were recorded in connection with the Shelter Acquisition.

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.     INVENTORIES

         Inventories are comprised of the following (in thousands):

                                 March 31,       December 31,
                                   1999              1998
                                -----------      ------------
Raw materials                   $    21,604      $     23,535
Work-in process                       1,559             1,055
Finished goods                        7,508             6,961
Goods held for resale                57,749            64,448
                                -----------      ------------
                                $    88,420      $     95,999
                                ===========      ============

4.     CREDIT AGREEMENT

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

         In April 1999, the Company entered into a fourth amendment and waiver to its credit agreement. This amendment contains revised financial covenants effective for the quarters ended March 31, 1999 through June 30, 2000 and waived certain events of default. Under this amendment, the Incremental Commitment matures on June 30, 1999 and the revolving credit facility and term loan mature on June 30, 2000. No assurance can be made that the Company will be able to access additional capital or that additional capital would be available on terms acceptable to the Company.

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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


5.     EARNINGS PER SHARE

         Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The reconciliation between basic and diluted weighted average shares outstanding, follows:


                                                Three Months Ended
                                                     March 31,
                                                  1999      1998
                                                --------  --------
                                                  (in thousands)
Weighted average shares - basic                    6,856     6,830
Plus shares applicable to stock
  option plans                                        --        98
                                                --------  --------
Weighted average shares - diluted                  6,856     6,928
                                                ========   =======

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.   SEGMENT REPORTING

      In June 1997, the FASB issued Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted for the year ended December 31, 1998

      The Company identifies such segments based upon management responsibility within the United States. The Company operates in three business segments:
Distribution, Manufacturing and Wood Products. The Distribution segment primarily distributes plumbing products, building products, electrical components and hardware supplies to the manufactured housing and recreational vehicle industries; the Manufacturing segment primarily manufactures and distributes thermoformed products, laminated wallboard products and plastic injection molded products primarily to the manufactured housing and recreational vehicle industries; and the Wood Products segment primarily manufactures roof trusses and lumber cut to customer specifications for use in manufactured homes. During 1998, the Wood Products segment opened two new facilities which may result in quarter-to-quarter comparisons not being indicative of future results.

         The Company measures segment performance based upon revenue and operating income results. The information in the Corporate/Other category consists primarily of intercompany eliminations of Manufacturing sales to Distribution and corporate operating expenses, and is utilized to reconcile to the consolidated results.
Amounts are presented in thousands for the three months ended March 31.

                                                                                                  TOTAL
 THREE MONTHS ENDED:          DISTRIBUTION  MANUFACTURING  WOOD PRODUCTS   CORPORATE/OTHER       COMPANY
                              ------------  -------------  -------------   ---------------     -----------
March 31,1999
   Net Sales ...........      $    146,220  $      37,358  $      43,728   $        (4,521)(a) $   222,785
   Operating
     Income ............      $      6,434  $       2,098  $       1,472   $        (7,045)(b) $     2,959

March 31, 1998
   Net Sales ...........      $    145,775  $      32,999  $      35,851   $        (2,574)(a) $   212,051
   Operating
     Income ............      $      7,925  $       2,603  $       1,596   $        (3,195)(b) $     8,929


(a) Consists primarily of intercompany eliminations of Manufacturing sales to Distribution.

(b) Consists primarily of corporate operating expenses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion includes the operations of Kevco for each of the periods discussed. This discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         The Company acquired Shelter Components in December 1997. Since that time, the Company has been integrating Shelter into Kevco by, among other things, consolidating certain corporate functions, consolidating overlapping distribution warehouses from 47 facilities to 27 and integrating multiple Shelter and Kevco computer systems into one. Management believes the consolidation and integration activities and related costs will diminish, on a declining scale, with such activities and costs substantially complete by the end of 1999.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Consolidated Statements of Operations data as a percentage of the Company's net sales.

                                            Three Months Ended
                                                   March 31,
                                            ------------------
                                             1999        1998
                                            ------      ------
Net sales ................................   100.0 %     100.0 %
Cost of sales ............................    87.6        86.4
                                            ------      ------
     Gross profit ........................    12.4        13.6
Commission income ........................     0.8         0.9
                                            ------      ------
                                              13.2        14.5
Selling, general and
     administrative expenses .............    11.9        10.3
                                            ------      ------
     Operating income ....................     1.3         4.2
Interest expense, net ....................     2.4         2.4
                                            ------      ------
     Income(loss) before income taxes ....    (1.1) %      1.8 %
                                            ======      ======

      See note 6 to the consolidated financial statements for segment data.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Net sales increased by $10.7 million, or 5.1%, to $222.8 million for the three months ended March 31, 1999 from $212.1 million for the comparable 1998 period. Management believes the increase in net sales is approximately the same as the manufactured housing shipment increase for first quarter of 1999 compared to the first quarter of 1998.

         Gross profit decreased by $1.2 million, or 4.3%, to $27.7 million for the three months ended March 31, 1999 from $28.9 million for the comparable 1998 period, due primarily to lower gross margins as a result of a higher percentage of lower margin direct net sales to total net sales. Gross profit, as a percent of net sales, decreased to 12.4% in the first quarter of 1999 from 13.6% in the first quarter of 1998. The decrease in gross profit, as a percentage of net sales, was due primarily to increased costs as a result of the consolidation and integration of Shelter distribution operations (including integration of information services), wood product margins continuing below historical levels, and an otherwise general decline in margins.

         Selling, general and administrative expenses increased by $4.6 million or 21.0%, to $26.4 million for the three months ended March 31, 1999 from $21.8 million for the comparable 1998 period. The increase was due primarily to the increased sales volume, acquisition of Shelter and the related integration and administrative expenses associated with the amendment of the Company's credit agreement of approximately $0.9 million. Selling, general and administrative expenses, as a percentage of net sales, increased to 11.9% for the three months ended March 31, 1999 compared to 10.3% in the prior comparable period. The increase is primarily related to the consolidation and integration of Shelter distribution operations (including integration of information systems), whereby the Company incurred costs significantly in excess of anticipated amounts which has negatively impacted earnings and cash flow.

         Net interest expense increased by $0.4 million to $5.5 million for the three months ended March 31, 1999 from $5.1 million for the comparable 1998 period. The increase in net interest expense is primarily the result of a higher level of borrowing in the current year.

         For the three months ended March 31, 1999, the Company reported a net loss of $1.2 million compared to a net income of $2.1 million in the comparable 1998 period. The decrease in net income is attributed primarily to the lower gross margins and the increase in selling, general and administrative expenses.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth has been financed through cash flow from operations, borrowings under its bank credit facilities, proceeds from the November 1996 initial public offering, proceeds from the issuance of $105 million of 10 3/8% senior subordinated notes due 2007 and the expansion of trade credit. Net cash used by operating activities was $9.3 million and capital expenditures were $0.9 million for the three months ended March 31, 1999. Cash used in operations was primarily attributable to the net loss in the quarter and an increase in working capital requirements generally as a result of seasonal factors. Kevco is obligated to make payments on various capital leases in varying amounts, maturing through 2007 as well as payments under various noncompete and consulting agreements, related to recent acquisitions, in varying amounts, maturing through 2002.

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


         In February 1999, the Company entered into a third amendment and waiver to its credit agreement, which provided for an incremental commitment of $5.0 million due March 31, 1999 and waived any event of default due to the Company's violation of the leverage ratio covenant and the fixed charge coverage ratio covenant of such credit agreement through March 31, 1999. In March 1999, the Company requested and obtained an additional $5.0 million incremental commitment (the "Incremental Commitment") and waiver of any events of default to April 15, 1999.

         In April 1999, the Company entered into a fourth amendment and waiver to its credit agreement which consists of an $80 million term loan facility and a $45 million revolving credit facility. This amendment contains revised financial covenants effective for the quarters ended March 31, 1999 through June 30, 2000 and waived certain events of default. Under this amendment, the Incremental Commitment matures on June 30, 1999, the revolving credit facility matures on June 30, 2000 and the term loan has scheduled quarterly repayments with a final maturity of June 30, 2000. The Company is also exploring strategic alternatives to improve its liquidity, including equity or debt financing and selected divestitures. Based on, among other things, its internal budgets and cash flow projections, the Company believes it has sufficient cash to fund the Company's planned obligations and debt service through 1999. No assurance can be made that the Company would be able to access additional capital or that additional capital would be available on terms acceptable to the Company.

         Borrowings under the term loan and revolving credit facility require quarterly interest payments at the bank's prime rate plus a margin determined by operating statistics of the Company. Mandatory repayment of the term loan principal is due quarterly with payments of $1.35 million due on June 30, 1999, September 30, 1999, December 31, 1999, and $1.98 million due on March 31, 2000 with the remaining outstanding balance due on June 30, 2000. The term loan and revolving credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries as well as the capital stock of such subsidiaries. The related credit agreement contains certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence of debt or liens, acquisitions of property and equipment, distributions to stockholders and certain events constituting a Change of Control. In addition, the term loan has certain prepayment conditions related to the sale of assets, excess cash flow, sale of capital stock and issuance of debt (as defined in the credit agreement).

         In addition to the funds available under the amended credit agreement, the Company issued $105 million of 10 3/8% senior subordinated notes due 2007 under the indenture dated as of December 1, 1997, as supplemented, (the "Indenture") to complete the acquisition of the outstanding shares of Shelter. The Indenture contains certain covenants that include, but are not limited to, restrictions or limitations on the following: the incurrence of additional debt or liens, the payment of dividends by the Company, the sale of certain assets, the ability to consolidate with or merge into another person, the entering into certain transactions with affiliates and the engagement in certain lines of business.

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

         For the three months ended March 31, 1999, days sales in average receivables was approximately 26 days, days sales in average inventory was approximately 44 days and days sales in average payables was approximately 30 days.


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

         The Company believes that it has identified and assessed the internal business systems that are susceptible to system failures or processing errors as a result of the Year 2000 issue. Those systems considered most critical to continuing operations have received the highest priority. The Company has six primary business systems that support operations. A majority of the remediation efforts for these systems will consist of the Company performing an upgrade. Four of these systems have been upgraded to Year 2000 compliant versions, thoroughly tested using appropriate Year 2000 scenarios, and successfully placed into production. The two remaining business systems are in the process of remediation, and the scheduled date for completion of testing is August 1999.

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

              ===========================================================================================

                                     PROGRAM AREA                      STATE OF READINESS STATUS
              ===========================================================================================
              INTERNAL IT                4 systems            Phase III Complete
                                         ----------------------------------------------------------------
                                         2 systems            Phase II and
                                                              Phase III estimated to be completed
                                                              August 1999
                                         ----------------------------------------------------------------
              NON-IT                     Manufacturing        Not Applicable -- Phase I revealed no date
                                                              sensitive equipment
                                         ----------------------------------------------------------------
                                         Other                Phase I and
                                                              Phase II estimated to be completed July
                                                              1999
              ===========================================================================================

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

         COSTS. The Company currently estimates that its total Year 2000 project cost will be approximately $0.6 million. Through March 31, 1999, the Company has expended approximately $0.45 million. The Company has funded, and expects to continue to fund, the expenditures related to its Year 2000 initiatives either through cash generated from operations and current working capital, or if required, its existing revolving credit facilities.

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

FORWARD-LOOKING STATEMENTS

This report, including but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology, such as, "may," "intend," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Similar statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Although the Company believes that the expectations in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict all the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations include but are not limited to, the Company's substantial leverage and its effects on the Company's ability to obtain additional capital as needed, the Company's ability to integrate its operations and successfully implement new management information systems, the Company's success in addressing and remediating Year 2000 related issues, the Company's ability to operate its new manufacturing facilities, customer demand for manufactured housing and recreational vehicles, the effect of economic conditions, the impact of raw materials prices, the Company's ability to maintain profitability in the event of the loss of a significant customer and other risks detailed from time to time in the reports filed by the Company with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBITS
-------                      -----------------------
2.1    -   Merger Agreement, dated June 6, 1995 by and among Kevco, Inc. and
           Service Supply Systems, Inc., joined by a wholly-owned subsidiary of
           Kevco, Inc.(1)

2.2    -   Form of Plan and Agreement of Merger between Kevco Texas, Inc. and
           Kevco Delaware, Inc.(1)

2.3    -   Form of Bill of Sale and General Assignment from Kevco Delaware,
           Inc., as Assignor, to Sunbelt Wood Components, Inc., as Assignee.(1)

2.4    -   Form of Assumption Agreement between Kevco Delaware, Inc. and Sunbelt
           Wood Components, Inc.(1)

2.5    -   Asset Purchase Agreement by and among Consolidated Forest Products,
           Inc., Consolidated Forest Products, L.L.C. and the members of
           Consolidated Forest Products, L.L.C.(2)

2.6    -   Stock Purchase Agreement by and among Kevco Delaware, Inc. and the shareholders of Bowen Supply, Inc.(2)

2.7    -   Agreement and Plan of Merger, dated as of October 21, 1997, between
           Kevco, Inc., SCC Acquisition Corp. and Shelter Components
           Corporation.(6)

2.8    -   Stock Purchase Agreement dated as of December 23, 1998 between
           Wingate Partners II, L.P. and the Company.(14)(8)

2.9    -   Stock Purchase Agreement dated as of December 23, 1998 among Wingate
           Partners II, L.P.,  Jerry E. Kimmel, and the Company.(14)(8)

2.10   -   Letter, dated February 15, 1999, to Kevco, Inc. from Wingate Partners
           II, L.P.(12)

2.11   -   Letter, dated February 15, 1999, to Jerry E. Kimmel from Wingate
           Partners II, L.P.(12)

3.1    -   Articles of Incorporation of Kevco, Inc., as amended.(1)

3.2    -   Bylaws of Kevco, Inc.(1)

4.1    -   Form of certificate evidencing ownership of the Common Stock of
           Kevco, Inc.(1)

10.1   -   Amendment No. 2 to 1995 Stock Option Plan (Amended and Restated 1995
           Stock Option Plan of Kevco, Inc.) and Supplementary Letter.(1)*

10.2   -   1996 Stock Option Plan of Kevco, Inc., as amended, and Supplementary
           Letter.(1)*

10.3   -   Form of Amended and Restated Employment Agreement between Gerald E.
           Kimmel and Kevco, Inc., joined therein by Kevco Delaware, Inc. and
           Sunbelt Wood Components, Inc.(1)*

10.4   -   Employment Agreement between C. Lee Denham and Kevco, Inc. dated
           June 30, 1995.(1)*

10.5   -   Lease between K & E Land & Leasing and Kevco, Inc. dated
           December 1, 1977.(1)

10.6   -   Amendment No. 1 to Lease, by and between K & E Land & Leasing and
           Kevco, Inc. dated March   , 1982.(1)

10.7   -   Amendment No. 2 to Lease, by and between K & E Land & Leasing and
           Kevco, Inc. dated May 30, 1983.(1)

10.8   -   Amendment No. 3 to Lease, by and between K & E Land & Leasing and
           Kevco, Inc. dated February 1, 1993.(1)

10.9   -   Lease dated April 1, 1980 between City of Newton, Kansas and K & E
           Land & Leasing.(1)

10.10  -   Sublease and Lease Guarantee Agreement dated April 1, 1980 between
           K & E Land & Leasing and Kevco, Inc.(1)

10.11  -   Amendment No. 1 to Sublease and Lease Guaranty Agreement by and
           between K & E Land & Leasing and Kevco, Inc. dated May 30, 1983.(1)

10.12  -   Lease Agreement dated October 12, 1987 between 1741 Conant
           Partnership & Kevco Inc.(1)

10.13  -   Equipment Lease Agreement dated January 1, 1991 between K & E Land &
           Leasing and Kevco, Inc.(1)

10.14  -   Amendment No. 1 to Equipment Lease Agreement between K & E Land &
           Leasing and Kevco, Inc. dated February 12, 1993.(1)

10.15  -   Amendment No. 2 to Equipment Lease Agreement between K & E Land &
           Leasing and Kevco, Inc. dated October 26, 1993.(1)

10.16  -   Amendment No. 3 to Equipment Lease Agreement between K & E Land &
           Leasing and Kevco, Inc. dated May 23, 1994.(1)

10.17  -   Deferred Compensation Agreement between Kevco, Inc. and Clyde A.
           Reed, Jr. dated May 24, 1977.(1)*

10.18  -   Amendment No. 1 to Deferred Compensation Agreement dated
           May  , 1980.(1)*

10.19  -   Amendment No. 2 to Deferred Compensation Agreement dated
           March 10, 1992.(1)*

10.20  -   Amended and Restated Health and Accident Plan of Kevco, Inc.(1)*

10.21  -   Investment and Tax Advice Plan of Kevco, Inc.(1)*

10.22  -   Credit Agreement among Kevco, Inc., certain Lenders and NationsBank of Texas, N.A., as Administrative Lender dated June 30, 1995.(1)

10.23  -   First Amendment to Credit Agreement, dated as of September 1, 1995, among Kevco, Inc., the banks listed on the signature pages thereof, and NationsBank of Texas, N.A.(1)

10.24  -   Second Amendment to Credit Agreement, dated as of November 29, 1995, among Kevco, Inc., the banks listed on the signature pages thereof, and NationsBank of Texas, N.A.(1)

10.25  -   Revolving Credit Note of Kevco, Inc. to NationsBank of Texas, N.A.
           dated September 1, 1995 in the amount of $14,285,714.28.(1)

10.26  -   Term Loan Note of Kevco, Inc. to NationsBank of Texas, N.A. dated
           September 1, 1995 in the amount of $10,714,285.72.(1)

10.27  -   Revolving Credit Note of Kevco, Inc. to The Sumitomo Bank, Ltd. dated
           February 2, 1996 in the amount of $5,714,285.72.(1)

10.28  -   Term Loan Note of Kevco, Inc. to The Sumitomo Bank, Ltd. dated
           February 2, 1996 in the amount of $4,285,714.28.(1)

10.29  -   PaineWebber Standardized 401(K) Profit-Sharing Adoption Agreement
           (No. 005) (To be used with Basic Plan Document No. 03 Only) for
           Kevco, Inc. dated May 24, 1996 and PaineWebber Defined Contribution
           Plan.(1)

10.30  -   Promissory Note of Gerald E. Kimmel to Kevco, Inc. dated
           October 26, 1993 in the amount of $5,000,000.(1)

10.31  -   Amendment No. 4 to Lease dated December 1, 1977 by and between K & E
           Land & Leasing and Kevco, Inc. dated October 26, 1993.(1)

10.32  -   Assignment and Acceptance dated February 2, 1996 between The Daiwa
           Bank, Limited and The Sumitomo Bank, Ltd., Chicago Branch.(1)

10.33  -   Form of Tax Indemnification and Distribution Agreement.(1)

10.34  -   Form of Promissory Note made by Kevco Texas, Inc. in the amount of
           $3,733,000 (the Prior S Corporation Earnings Note).(1)

10.35  -   Form of Promissory Note made by Kevco Texas, Inc. (the Future S
           Corporation Earnings Note).(1)

10.36  -   Form of Assignment of $5,000,000 Note made by Kevco, Inc.
           (n/k/a Kevco Delaware, Inc.).(1)

10.37  -   Form of Adoption Agreement by Kevco, Inc. and Kevco Texas, Inc.
           (re: 1995 Stock Option Plan and 1996 Stock Option Plan).(1)

10.38  -   Amendment No. 1 dated September 21, 1988, to Lease Agreement by 1741
           Conant Partnership as lessor and Kevco, Inc. (n/k/a Kevco Delaware,
           Inc.).(1)

10.39  -   Letter Agreement dated June 22, 1982, between Kevco, Inc.
           (n/k/a Kevco Delaware, Inc.) and K & E Land & Leasing.
           (re: lease rentals).(1)

10.40  -   Letter Agreement dated October 1, 1996 by Kevco, Inc., K & E Land &
           Leasing, and 1741 Conant Partnership (re: lease rental).(1)

10.41  -   Form of Parent Pledge Agreement.(1)

10.42  -   Consent and Waiver, dated as of October 21, 1996, by and among
           NationsBank of Texas, N.A., The Sumitomo Bank, Ltd. and Kevco Texas,
           Inc.(1)

10.43  -   Amended and Restated Credit Agreement, dated as of February 27, 1997, by and among Kevco Delaware, Inc., certain lenders and NationsBank of
           Texas, N.A.(4)

10.44  -   Amendment No. 1 to Amended and Restated 1995 Stock Option Plan of
           Kevco, Inc. (10)

10.45  -   Senior Commitment Letter dated October 27, 1997 from NationsBank of
           Texas, N.A. and NationsBanc Montgomery Securities, Inc.(6)

10.46  -   First Amendment to Amended and Restated Credit Agreement dated as of
           November 25, 1997 between Kevco Delaware, Inc., certain lenders and
           NationsBank of Texas, N.A.(7)

10.47  -   Second Amended and Restated Credit Agreement dated December 1, 1997 between Kevco, Inc., certain lenders and NationsBank of Texas,
           N.A.(7)(8)

10.48  -   Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and
           NationsBank of Texas, N.A. in the original principal amount of
           $11,666,666.66.(7)

10.49  -   Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and
           National City Bank of Kentucky in the original principal amount of
           $8,166,666.67.(7)

10.50  -   Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and
           Guaranty Federal Bank, F.S.B. in the original principal amount of
           $7,000,000.00.(7)

10.51  -   Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and
           The Sumitomo Bank, Limited in the original principal amount of
           $8,166,666.67.(7)

10.52  -   Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc.
           and NationsBank of Texas, N.A. in the original principal amount of
           $13,333,333.34.(7)

10.53  -   Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc.
           and National City Bank Kentucky in the original principal amount of
           $9,333,333.33.(7)

10.54  -   Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc.
           and Guaranty Federal Bank, F.S.B. in the original principal amount of
           $8,000,000.00.(7)

10.55  -   Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc.
           and The Sumitomo Bank, Limited in the original principal amount of
           $9,333,333.33.(7)

10.56  -   Facility B Term Loan Note dated December 1, 1997 between Kevco, Inc.
           and NationsBank of Texas, N.A. in the original principal amount of
           $50,000,000.00.(7)

10.57  -   Security Agreement dated December 1, 1997 between Kevco, Inc. and
           NationsBank of Texas, N.A. as Administrative Agent.(7)

10.58  -   Registration Rights Agreement dated December 1, 1997 by and among
           Kevco, Inc., as Issuer, the Subsidiaries of Kevco, Inc. identified therein as Subsidiary Guarantors and Donaldson, Lufkin & Jenrette
           Securities Corporation and NationsBanc Montgomery Securities, Inc.,
           as Initial Purchasers.(9)

10.59  -   Indenture dated December 1, 1997 among Kevco, Inc., SCC Acquisition
           Corp., Kevco Delaware, Inc., Sunbelt Wood Components, Inc.,
           Consolidated Forest Products, Inc., Bowen Supply, Inc. and Encore
           Industries, Inc., as Subsidiary Guarantors and United States Trust
           Company of New York, as Trustee.(9)

10.60  -   Supplemental Indenture between Shelter Components Corporation, a
           Subsidiary of Kevco, Inc., and United States Trust Company of New
           York, as Trustee.(9)

10.61  -   Supplemental Indenture dated as of December 1, 1997 between Shelter
           Distribution, L.P., a Subsidiary of Kevco, Inc., and United States
           Trust Company of New York, as Trustee.(9)

10.62  -   Supplemental Indenture dated as of December 1, 1997 between DCM,
           Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of
           New York, as Trustee.(9)

10.63  -   Supplemental Indenture dated as of December 1, 1997 between Duo-Form of Michigan, Inc., a Subsidiary of Kevco, Inc., and United States
           Trust Company of New York, as Trustee.(9)

10.64  -   Supplemental Indenture dated as of December 1, 1997 between Design
           Components, Inc., a Subsidiary of Kevco, Inc., and United States
           Trust Company of New York, as Trustee.(9)

10.65  -   Supplemental Indenture dated as of December 1, 1997 between Shelter
           Components of Indiana, Inc., a Subsidiary of Kevco, Inc., and United
           States Trust Company of New York, as Trustee.(9)

10.66  -   Supplemental Indenture dated as of December 1, 1997 between BPR
           Holdings, Inc., a Subsidiary of Kevco, Inc., and United States Trust
           Company of New York, as Trustee.(9)

10.67  -   First Amendment to Credit Agreement dated February 12, 1998 between
           Kevco, Inc., certain lenders and NationsBank of Texas, N.A.(10)

10.68  -   Registered Global Note dated March 5, 1998 among Kevco, Inc., Kevco
           Delaware, Inc., Sunbelt Wood Components, Inc., Bowen Supply, Inc.,
           Encore Industries, Inc., Shelter Components Corporation, BPR
           Holdings, Inc., Shelter Components of Indiana, Inc., Design
           Components, Inc., Duo-Form of Michigan, Inc., DCM, Inc. and Shelter
           Distribution, L.P., as Subsidiary Guarantors and United States Trust
           Company of New York, as Trustee.(11)

10.69  -   Second Amendment to Credit Agreement, dated as of October 27, 1998
           (but effective as of September 30, 1998), entered into and among
           Kevco, Inc., a Texas corporation, the banks listed on the signature pages (collectively, the "Lenders"), and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as the Administrative
           Agent.(12)

10.70  -   Waiver entered into as of the 30th day of December 1998, by and among the banks listed on the signature pages (the "Lenders"), Kevco, Inc., a Texas corporation (the "Borrower"), and NationsBank, N.A.
           (successor by merger to NationsBank of Texas, N.A.), as
           Administrative Agent for the Lenders to the extent and in the manner provided for in the Credit Agreement.(12)

10.71  -   Second Waiver entered into as of the 15th day of February, 1999, by and among the banks listed on the signature pages (the "Lenders"),
           Kevco, Inc.,a Texas corporation (the "Borrower"), and NationsBank,
           N.A. (successor by merger to NationsBank of Texas, N.A.), as
           Administrative Agent for the Lenders to the extent and in the manner provided for in the Credit Agreement. (12)

10.72  -   Third Amendment and Waiver entered into as of the 25th day of
           February, 1999, by and among the banks listed on the signature pages
           (the "Lenders"), Kevco, Inc., a Texas corporation, and NationsBank,
           N.A. (successor by merger to NationsBank of Texas, N.A.), as
           Administrative Agent for the Lenders to the extent and in the manner provided for in the Credit Agreement.(12)

10.73 -    Letter agreement waiver extension, dated March 22, 1999, between
           Kevco, Inc., NationsBank, N.A., as Administrative Agent and Lender, and the other parties thereto.(12)

10.74  -   Fourth Amendment and Waiver entered into as of the 6th day of April,
           1999, by and among the banks listed on the signature pages
           (the "Lenders"), Kevco, Inc., a Texas Corporation, and NationsBank,
           N.A., as Administrative Agent for the Lenders.(12)

27.1   -   Financial Data Schedule.(13)


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

(12) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1998 and incorporated herein by reference.

(13)      Filed herewith

(14) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated December 23, 1998, and incorporated herein by reference.

          * Management contract or compensatory plan or arrangement.

 (b)     REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KEVCO, INC.

Date:    May 12, 1999
                                           By: /s/ Jerry E. Kimmel
                                              --------------------------------
                                              Jerry E. Kimmel
                                              Chairman of the Board, President
                                              and Chief Executive Officer


Date:    May 12, 1999

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

                                   KEVCO, INC.

                                  EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
     27.1                         Financial Data Schedule.