Form 10-Q
period 1999-06-30
KEVCO INC
filed 1999-08-13
CIK 1021706

                       Securities and Exchange Commission

                              Washington, DC 20549

                                    Form 10-Q

        (Mark One)
           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999
                                       or
           ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

           University Centre I
        1300 S. University Drive
                Suite 200
            Fort Worth, Texas                                76107
          ---------------------                            ----------
          (Address of principal                            (Zip Code)
           executive offices)


                                 (817) 332-2758
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X       No
                       -----        -----

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share               9,563,487 shares
---------------------------------------               ----------------
              (Class)                         (Outstanding as of August 4, 1999)

                                   KEVCO, INC.
                               INDEX TO FORM 10-Q

PART  I - FINANCIAL INFORMATION

ITEM  1 - Financial Statements

Consolidated Balance Sheets as of June 30, 1999 (unaudited)
   and December 31, 1998 .......................................................  3

Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 1999 and 1998 (unaudited) ...............................  4

Consolidated Statements of Cash Flows for the six-month
   periods ended June 30, 1999 and 1998 (unaudited) ............................  5

Notes to Consolidated Financial Statements .....................................  6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations ...................................................... 11

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk ............ 18

PART II - OTHER INFORMATION

ITEM 2 - Changes in Securities and Use of Proceeds ............................. 19

ITEM 6 - Exhibits and Reports on Form 8-K ...................................... 20

Signatures ..................................................................... 25

Exhibit Index .................................................................. 26


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   KEVCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        June 30,    December 31,
                                                                          1999          1998
                                                                        --------      --------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                             $  5,575      $    799
  Trade accounts receivable, less allowance for doubtful
       Accounts of $614 and $740 in 1999 and 1998, respectively           63,230        51,367
  Inventories, less reserve for obsolete inventory of $2,448
       and $2,781 in 1999 and 1998, respectively                          93,314        95,999
  Assets held for sale                                                       475         1,065
  Other current assets                                                     6,911         8,458
                                                                        --------      --------
       Total current assets                                              169,505       157,688
Property and equipment, net                                               42,476        44,994
Intangible assets, net                                                   117,852       119,590
Deferred tax asset                                                         2,778         2,778
Other assets                                                               6,159         6,785
                                                                        --------      --------
       Total assets                                                     $338,770      $331,835
                                                                        ========      ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                     $  8,139      $  7,209
  Trade accounts payable                                                  63,677        61,569
  Accrued liabilities                                                     17,060        15,533
  Other current liabilities                                                   --           243
                                                                        --------      --------
       Total current liabilities                                          88,876        84,554
Long-term debt, less current portion                                     208,118       203,370
Deferred compensation obligation                                             839         1,024
                                                                        --------      --------
       Total liabilities                                                 297,833       288,948
                                                                        --------      --------

Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized;
       6,856 and 6,853 shares issued and outstanding
       in 1999 and 1998, respectively                                         69            69
  Additional paid-in capital                                              33,412        33,392
  Retained earnings                                                        7,456         9,426
                                                                        --------      --------
       Total stockholders' equity                                         40,937        42,887
                                                                        --------      --------
       Total liabilities and stockholders' equity                       $338,770      $331,835
                                                                        ========      ========

          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      Three Months Ended            Six Months Ended
                                                   ------------------------      ------------------------
                                                           June 30,                      June 30,
                                                   ------------------------      ------------------------
                                                      1999           1998           1999           1998
                                                   ---------       --------      ---------       --------
Net sales                                          $ 231,777       $231,967      $ 454,562       $444,018
Cost of sales                                        203,156        200,016        398,240        383,124
                                                   ---------       --------      ---------       --------
     Gross profit                                     28,621         31,951         56,322         60,894
Commission income                                      1,812          1,846          3,500          3,700
                                                   ---------       --------      ---------       --------
                                                      30,433         33,797         59,822         64,594
Selling, general and administrative expenses          24,539         22,968         50,969         44,836
                                                   ---------       --------      ---------       --------
     Operating income                                  5,894         10,829          8,853         19,758
Interest expense                                       6,117          5,138         11,609         10,206
                                                   ---------       --------      ---------       --------
     Income before income taxes                         (223)         5,691         (2,756)         9,552
Income taxes                                             531          2,504           (786)         4,237
                                                   ---------       --------      ---------       --------
     Net income                                    $    (754)      $  3,187      $  (1,970)      $  5,315
                                                   =========       ========      =========       ========
Earnings per share - basic                         $   (0.11)      $   0.47      $   (0.29)      $   0.78
                                                   =========       ========      =========       ========
Earnings per share - diluted                       $   (0.11)      $   0.46      $   (0.29)      $   0.76
                                                   =========       ========      =========       ========
Weighted average shares outstanding - basic            6,856          6,843          6,856          6,837
                                                   =========       ========      =========       ========
Weighted average shares outstanding - diluted          6,857          6,957          6,858          6,953
                                                   =========       ========      =========       ========

          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Six Months Ended June 30,
                                                            -------------------------
                                                               1999            1998
                                                            ---------       ---------
Cash flows from operating activities:
    Net (loss) income                                        $ (1,970)      $  5,315
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                            5,334          3,983
       Gain on sale of assets                                    (787)            --
       Deferred compensation obligation                          (185)          (146)
       Changes in assets and liabilities                       (4,239)       (21,751)
                                                             --------       --------
       Net cash  used by operating activities                  (1,847)       (12,599)

Cash flows from investing activities:
    Purchase of equipment                                      (1,722)        (5,679)
    Proceeds from sale of assets                                2,300            709
    Proceeds from assets held for sale                            880          2,968
    Decrease (Increase) in other assets                           124           (227)
                                                             --------       --------
       Net cash (used) provided by investing activities         1,582         (2,229)

Cash flows from financing activities:
    Proceeds from line of credit, net                          11,000          7,418
    Proceeds from long-term debt                                   --         10,000
    Payments of long-term debt                                 (5,322)        (2,786)
    Payment for loan origination fees                            (657)            --
    Stock options exercised                                        20            216
    Other                                                          --            (73)
                                                             --------       --------
       Net cash provided by financing activities                5,041         14,775
                                                             --------       --------

Net increase (decrease) in cash and cash equivalents            4,776            (53)
Beginning cash and cash equivalents                               799            271
                                                             --------       --------
Ending cash and cash equivalents                             $  5,575       $    218
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

         In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the balance sheets as of June 30, 1999 and December 31, 1998, the statements of operations for the three-month and six-month periods ended June 30, 1999 and 1998 and the statements of cash flows for the six-month periods ended June 30, 1999 and 1998. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1999.

2.  ACQUISITIONS

         During the year ended December 31, 1997, Kevco acquired Shelter Components Corporation on December 1, 1997 (the "Shelter Acquisition"), the inventory and certain distribution rights from Shepherd Products Company on December 12, 1997 (the "Shepherd Acquisition"), Bowen Supply, Inc. on February 28, 1997 (the "Bowen Acquisition") and Consolidated Forest Products, L.L.C. on February 27, 1997 (the "Consolidated Forest Acquisition") for total purchase prices approximating $144.8 million, $8.0 million, $20.2 million and $14.1 million, respectively. The acquisitions were made utilizing borrowings under the Company's amended and restated credit facility and, in the case of the Shelter Acquisition, net proceeds from the issuance of $105 million of 10 3/8% senior subordinated notes due 2007. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of operations of the Company from their respective acquisition dates. As a result of the acquisitions, the Company recorded approximately $115.1 million of goodwill, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. Additional purchase liabilities included approximately $1.8 million ($0.1 million at June 30, 1999) for severance and related costs associated primarily with the elimination of certain administrative and corporate positions, which were recorded in connection with the Shelter Acquisition.

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.     INVENTORIES

         Inventories are comprised of the following (in thousands):


                                June 30,   December 31,
                                  1999         1998
                                --------   ------------
Raw materials                   $24,174      $23,535
Work in process                     511        1,055
Finished goods                    7,931        6,961
Goods held for resale            60,698       64,448
                                -------      -------
                                $93,314      $95,999
                                =======      =======

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

         In February 1999, the Company entered into a third amendment and waiver to its credit agreement, which allowed for an incremental commitment of $5.0 million due March 31, 1999 and waived any event of default due to the Company's violation of certain financial covenants contained in the credit agreement through March 31, 1999. In March 1999, the Company requested and obtained an additional $5.0 million incremental commitment and an extension of the maturity date on the aggregate $10 million incremental commitment (the "Incremental Commitment") and waiver of any events of default to April 15, 1999.

         In April 1999, the Company entered into a fourth amendment and waiver to its credit agreement. This amendment contains revised financial covenants effective for the quarters ended March 31, 1999 through June 30, 2000 and waived certain events of default. Under this amendment, the Incremental Commitment matured on June 30, 1999 and the revolving credit facility and term loan mature on June 30, 2000.

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         In July 1999, the Company entered into the third amended and restated credit agreement which restructured the terms and conditions in regard to applicable rates, covenants and maturity. Under the new agreement the Company may borrow under either a base rate or LIBOR rate with the cost determined based upon certain compliance ratios established in the covenants. The covenants under the new agreement include, but are not limited to, a leverage ratio, fixed charge coverage ratio and minimum net worth. The $45 million revolving credit facility matures in December 2003, Facility A for $36.9 million under the term loan has scheduled quarterly payments starting in March 2000 through December 2003 and Facility B for $38.8 million under the term loan has scheduled quarterly payments starting in September 1999 through December 2004. The Company may also be required to repay amounts earlier than scheduled as a result of asset sales, excess cash flow from operations, issuance of new debt or issuance of new equity.

         In addition to funds available under the credit agreement, the Company issued $105 million of 10 3/8% senior subordinated notes due 2007 (the "Notes") under the indenture dated as of December 1, 1997, as supplemented, (the "Indenture"), to complete the Shelter Acquisition. Interest is payable on June 1 and December 1 of each year commencing June 1, 1998. The Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after December 1, 2002, at the redemption prices set forth in the Indenture. In addition, at any time on or before December 1, 2000, the Company may redeem up to 35% of the original aggregate principal amount of the Notes with the net proceeds of a public equity offering at a redemption price equal to 110.375% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption.

         The credit agreement and Indenture contain certain restrictions and conditions that include cash flow and various financial ratio requirements, and limitations on incurrence of debt or liens, acquisitions of property and equipment, distributions to stockholders and certain events constituting a Change of Control (as defined in the agreements).

5.    WINGATE TRANSACTION - SUBSEQUENT EVENT

           In July 1999, the Company completed a transaction as a result of which the Kevco Partners Investment Trust, a Delaware business trust and affiliate of Wingate Partners II, L.P. (the "Trust") acquired an aggregate of $37 million in value of Kevco's common stock, convertible debt and warrants. As a result of the transaction, the Trust now owns approximately 28% of the Company's outstanding voting stock. Assuming full conversion of the convertible debt and exercise of the warrants, the Trust would own approximately 46% of the voting common stock and all of non-voting common stock of the Company.

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.     EARNINGS PER SHARE

         Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue voting common stock were exercised and converted into voting common stock. The reconciliation between basic and diluted weighted average shares outstanding, follows:

                                           Three Months Ended     Six Months Ended
                                                June 30,              June 30,
                                            1999       1998       1999       1998
                                            -----      -----      -----      -----
                                             (in thousands)        (in thousands)
Weighted average shares - basic             6,856      6,843      6,856      6,837
Plus shares applicable to stock
  option plans                                  1        114          2        116
                                            -----      -----      -----      -----
Weighted average shares - diluted           6,857      6,957      6,858      6,953
                                            =====      =====      =====      =====

         See Part II - Item 2. Changes in Securities and Use of Proceeds, for information on the issuance of new voting common stock subsequent to June 30, 1999.

7.   SEGMENT REPORTING

      In June 1997, the FASB issued Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted for the year ended December 31, 1998.

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

         The Company measures segment performance based upon revenue and operating income results. The information in the Corporate/Other category consists primarily of intercompany eliminations of Manufacturing sales to Distribution and corporate operating expenses, and is utilized to reconcile to the consolidated results. Amounts are presented for the three-month and six-month periods ended June 30, 1999 and 1998.

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 (in thousands)

                                                                                                                             TOTAL
 THREE MONTHS ENDED:                        DISTRIBUTION      MANUFACTURING     WOOD PRODUCTS      CORPORATE/OTHER          COMPANY
                                            ------------      -------------     -------------      ---------------          -------
June 30, 1999
   Net sales ......................           $152,733           $39,809           $44,130           $ (4,895)(a)           $231,777
   Operating
     income .......................           $  8,820           $ 2,257           $ 1,195           $ (6,378)(b)           $  5,894

June 30, 1998
   Net sales ......................           $155,040           $36,764           $44,394           $ (4,231)(a)           $231,967
   Operating
     income .......................           $  9,797           $ 3,108           $ 1,472           $ (3,548)(b)           $ 10,829
                                                                                                                             TOTAL

 SIX MONTHS ENDED:                          DISTRIBUTION      MANUFACTURING     WOOD PRODUCTS      CORPORATE/OTHER          COMPANY
                                            ------------      -------------     -------------      ---------------          -------
June 30, 1999
   Net sales ......................           $298,953           $77,167           $87,858           $ (9,416)(a)           $454,562
   Operating
     income .......................           $ 15,254           $ 4,355           $ 2,667           $(13,423)(b)           $  8,853

June 30, 1998
   Net sales ......................           $300,815           $69,764           $80,245           $ (6,806)(a)           $444,018
   Operating
     income .......................           $ 17,722           $ 5,711           $ 3,068           $ (6,743)(b)           $ 19,758


(a) Consists primarily of intercompany eliminations of Manufacturing sales to Distribution.

(b) Consists primarily of corporate operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         The Company acquired Shelter Components in December 1997. Since that time, the Company has been integrating Shelter into Kevco by, among other things, consolidating certain corporate functions, consolidating overlapping distribution warehouses from 47 facilities to 27 and integrating multiple Shelter and Kevco computer systems into one. The integration efforts are expected to be substantially complete over the next 12 to 18 months. Higher than normal costs will continue to be incurred, reducing operating income during the transition period.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain Consolidated Statements of Operations data as a percentage of the Company's net sales.

                                            Three Months Ended        Six Months Ended
                                                 June 30,                  June 30,
                                            -------------------      -------------------
                                             1999         1998        1999         1998
                                            ------       ------      ------       ------
Net sales                                   100.0%       100.0%      100.0%       100.0%
Cost of sales                                87.7         86.2        87.6         86.3
                                            ------       ------      ------       ------

     Gross profit                            12.3         13.8        12.4         13.7
Commission income                             0.8          0.8         0.8          0.8
                                            ------       ------      ------       ------

                                             13.1         14.6        13.2         14.5
Selling, general and
     administrative expenses                 10.6          9.9        11.2         10.1
                                            ------       ------      ------       ------

     Operating income                         2.5          4.7         2.0          4.4
Interest expense, net                         2.6          2.2         2.6          2.3
                                            ------       ------      ------       ------

     Income(loss) before income taxes        (0.1)%        2.5%       (0.6)%        2.1%
                                            ======       ======      ======       ======

         See note 7 to the consolidated financial statements for segment data.

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         Net sales decreased by $0.2 million, or 0.1%, to $231.8 million for the three months ended June 30, 1999 from $232 million for the comparable 1998 period. Higher revenues in the Company's manufactured products operations were offset by lower revenues in distribution operations, primarily from the southeastern U.S.

         Gross profit decreased by $3.4 million, or 10.6%, to $28.6 million for the three months ended June 30, 1999 from $32 million for the comparable 1998 period, due primarily to lower gross margins as a result of product mix and generally higher cost of sales. Gross profit, as a percent of net sales, decreased to 12.3% in the second quarter of 1999 from 13.8% in the second quarter of 1998.

         Selling, general and administrative expenses increased by $1.5 million or 6.5%, to $24.5 million for the three months ended June 30, 1999 from $23 million for the comparable 1998 period. The increase was due primarily to increased costs for upgrading information systems and additional professional service fees. Selling, general and administrative expenses, as a percentage of net sales, increased to 10.6% for the three months ended June 30, 1999 compared to 9.9% in the prior comparable period.

         Net interest expense increased by $1.0 million to $6.1 million for the three months ended June 30, 1999 from $5.1 million for the comparable 1998 period. The increase in net interest expense is due to higher loan amortization costs and to a higher level of borrowing in the current year.

         For the three months ended June 30, 1999, the Company reported a net loss of $0.8 million compared to a net income of $3.2 million in the comparable 1998 period. The decrease in net income is attributed to a combination of lower gross margins, an increase in selling, general and administrative expenses, and higher loan amortization costs.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Net sales increased by $10.6 million, or 2.4%, to $454.6 million for the six months ended June 30, 1999 from $444 million for the comparable 1998 period. Revenues increased in both the manufacturing and wood products operations offset in part by a $1.9 million decrease in the Company's distribution operations.

         Gross profit decreased by $4.6 million, or 7.6%, to $56.3 million for the six months ended June 30, 1999 from $60.9 million for the comparable 1998 period, due primarily to lower gross margins as a result of product mix, higher labor costs and increased overhead. Gross profit, as a percent of net sales, decreased to 12.4% in the first half of 1999 from 13.7% in 1998.

         Selling, general and administrative expenses increased by $6.2 million or 13.8%, to $51 million for the six months ended June 30, 1999 from $44.8 million for the comparable 1998 period. The increase was due primarily to upgrading of information systems, professional service fees and costs associated with amending the Company's credit agreement in the first fiscal quarter. Selling, general and administrative expenses, as a percentage of net sales, increased to 11.2% for the six months ended June 30, 1999 compared to 10.1% in the prior comparable period.

         Net interest expense increased by $1.4 million to $11.6 million for the six months ended June 30, 1999 from $10.2 million for the comparable 1998 period. The increase in net interest expense is due to higher loan amortization costs and to a higher level of borrowing in the current year.

         For the six months ended June 30, 1999, the Company reported a net loss of $2.0 million compared to a net income of $5.3 million in the comparable 1998 period. The decrease in net income is attributed to a combination of lower gross margins, an increase in selling, general and administrative expenses, and higher loan amortization costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's growth has been financed through cash flow from operations, borrowings under its bank credit facilities, proceeds from its November 1996 initial public offering and proceeds from the issuance of $105 million of 10 3/8% senior subordinated notes due 2007.

         Net cash used by operating activities was $1.8 million and capital expenditures were $1.7 million for the six months ended June 30, 1999. Kevco is obligated to make payments on various capital leases in varying amounts, maturing through 2007 as well as payments under various noncompete and consulting agreements, related to recent acquisitions, in varying amounts, maturing through 2002.

         In December 1997, Kevco and its lenders entered into the second amended and restated credit agreement at the closing of the Shelter Acquisition to allow for aggregate senior borrowings of up to $125 million comprised of a revolving credit facility of $45 million and a term loan facility of $80 million requiring quarterly installments. The revolving credit facility and $40 million of the term loan facility were (prior to the fourth amended agreement and waiver described below) to mature in 2003 with the remaining term loan facility to mature in 2004. The term loan and revolving credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries, including the capital stock of such subsidiaries.

         In February 1999, the Company entered into a third amendment and waiver to its credit agreement, which provided for an incremental commitment of $5 million due March 31, 1999 and waived any event of default due to the Company's violation of the leverage ratio covenant and the fixed charge coverage ratio covenant of such credit agreement through March 31, 1999. In March 1999, the Company requested and obtained an additional $5 million incremental commitment (the "Incremental Commitment") and waiver of any events of default to April 15, 1999.

         In April 1999, the Company entered into a fourth amendment and waiver to its credit agreement which consists of an $80 million term loan facility and a $45 million revolving credit facility. This amendment contained revised financial covenants effective for the quarters ended March 31, 1999 through June 30, 2000 and waived certain events of default. Under this amendment, the Incremental Commitment matured on June 30, 1999, the revolving credit facility matured on June 30, 2000 and the term loan had scheduled quarterly repayments with a final maturity of June 30, 2000.

         In July 1999, the Company entered into the third amended and restated credit agreement which restructured the terms and conditions in regard to applicable rates, covenants and maturity. Under the new agreement the Company may borrow under either a base rate or LIBOR rate with the cost determined based upon certain compliance ratios established in the covenants. The covenants under the new agreement include, but are not limited to, a leverage ratio, fixed charge coverage ratio and net worth minimum. The $45 million revolving credit facility matures in December 2003, the term A Facility for $36.9 million matures in December 2003 and the term B Facility for $38.8 million matures in December 2004. The Company may also be required to repay amounts earlier than scheduled as a result of asset sales, excess cash flow from operations, issuance of new debt or issuance of new equity.

         Borrowings under the term loan can be made at either a base rate or LIBOR, plus a margin determined by the compliance ratios in the covenants. Interest payments on the revolving credit facility and base rate denominated term loans are payable quarterly. Interest payments on LIBOR based loans are due at the end of the contracted term. The term loans require quarterly payments which increase over the life of each respective term. The term loan and revolving credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries, including the capital stock of such subsidiaries.

         In addition to the funds available under the amended credit agreement, the Company issued $105 million of 10 3/8% senior subordinated notes due 2007 under the indenture dated as of December 1, 1997, as supplemented, (the "Indenture") to complete the Shelter Acquisition. The Indenture contains certain covenants that include, but are not limited to, restrictions or limitations on the following: the incurrence of additional debt or liens, the payment of dividends by the Company, the sale of certain assets, the ability to consolidate with or merge into another person, the entering into certain transactions with affiliates and the engagement in certain lines of business.

         The Indenture and credit agreement generally prohibit the payment of dividends by the Company on its common stock. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future and intends to retain its earnings to support operations and repay indebtedness.

          For the six months ended June 30, 1999, average days sales in receivables were 26 compared to 24 for the prior year comparable period, average days sales in inventory were 43 compared to 40 for the prior year comparable period and average days sales in payables were 29 compared to 26 for the prior year comparable period.

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

         The Company believes that it has identified and assessed the internal business systems that are susceptible to system failures or processing errors as a result of the Year 2000 issue. Those systems considered most critical to continuing operations have received the highest priority. The Company has six primary business systems that support operations. A majority of the remediation efforts for these systems will consist of the Company performing an upgrade. Five of these systems have been upgraded to Year 2000 compliant versions, thoroughly tested using appropriate Year 2000 scenarios, and successfully placed into production. The one remaining business system is in the process of remediation, with testing scheduled for completion in the third quarter of 1999.

         In addition to the remediation of the information systems, the Company is currently addressing its non-IT systems. During 1998, an assessment of the Company's manufacturing equipment was performed. The results of the assessment revealed no date sensitive manufacturing equipment, thus decreasing the risk of any Year 2000 related manufacturing problems. Currently, an assessment of other miscellaneous non-IT equipment is being performed which is expected to be completed, and, if necessary, remediated in the third quarter of 1999.

         The following chart is for summary purposes only and is qualified in its entirety by reference to the discussion above.

========================================================================================================
                       PROGRAM AREA                                    STATE OF READINESS STATUS
========================================================================================================
INTERNAL IT                      5 systems                    Phase III Complete
                                 -----------------------------------------------------------------------
                                 1 system                     Phase II and
                                                              Phase III estimated to be completed Q3
                                                              1999
                                 -----------------------------------------------------------------------
NON-IT                           Manufacturing                Not Applicable -- Phase I revealed no date
                                                              sensitive equipment
                                 -----------------------------------------------------------------------
                                 Other                        Phase I and
                                                              Phase II estimated to be completed Q3 1999
========================================================================================================

         THIRD PARTIES. The Company is reviewing, and has initiated formal communications with critical third parties that provide or purchase services or goods that are essential to Kevco's operations. This is being done in order to determine the extent to which the Company is vulnerable to any failure by such third parties to remediate their respective Year 2000 problems, and to resolve such problems to the extent practicable. In connection with this assessment, the Company is reviewing all significant contractual and other obligations with third parties to ensure compliance in the event of a Year 2000 problem. The assessment of these business partners will be ongoing, but all significant third party communications and the related risk assessments are expected to be completed by Q3 1999. The uncertainty associated with third party readiness, however, cannot be eliminated as the accuracy and availability of third party representations is not within the Company's control. In the event that the Company is unable to obtain satisfactory assurance that a critical third party provider/customer has successfully and timely achieved Year 2000 compliance, and the Company is unable to replace such a provider/customer with an alternative provider/customer, the Company's operations could be materially adversely impacted. Currently, there is no known contractual liability to any third party if all or a portion of the Company's IT or non-IT systems are not Year 2000 compliant.

         COSTS. The Company currently estimates that its total Year 2000 project direct costs will be approximately $0.6 million. Through June 30, 1999, the Company has expended approximately $0.58 million. The Company has funded, and expects to continue to fund, the expenditures related to its Year 2000 initiatives either through cash generated from operations and current working capital, or if required, its existing revolving credit facilities.

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

         CONTINGENCY PLANNING. The Company has not yet completed a comprehensive contingency plan with respect to the Year 2000 issue, but intends to have a plan developed by the end of the third quarter of 1999. The contingency planning process is an ongoing one which will require further modifications as the Company obtains additional information regarding the Company's progress on the remediation phases of its IT and non-IT systems, and on the status of third party Year 2000 readiness. The Company's core business processes, as currently managed by the IT systems, can, if necessary, operate for a limited time period on a manual, non-computerized basis. If the Company is required to implement any of these contingency plans, the implementation could have an adverse effect on the Company's financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

         This report, including but not limited to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Similar statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Although the Company believes that the expectations in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict all the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations includes but are not limited to, the Company's substantial leverage and its effects on the Company's ability to obtain additional capital as needed, the Company's ability to integrate its operations and successfully implement new management information systems, the Company's success in addressing and remediating Year 2000 related issues, the Company's ability to operate its new manufacturing facilities, customer demand for manufactured housing and recreational vehicles, the effect of economic conditions including inflation and sensitivity to interest rates, the impact of raw materials prices, volatility within the manufactured housing industry, the Company's ability to maintain profitability in the event of the loss of a significant customer and other risks detailed from time to time in the reports filed by the Company with the SEC, including the Company's Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The company is subject to interest rate risk on its term loans and revolving credit facility. Interest rates are fixed on the Indenture and capitalized lease obligations. At June 30, 1999, the Company's exposure to these risk factors was not significant and had not materially changed from December 31, 1998.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

          On July 26, 1999 the Company completed a transaction as a result of which the Trust acquired an aggregate of $37 million in value of the following securities (the "Transaction):

(i) 2,700,000 newly-issued shares of the Company's common stock ("Common Stock") for a purchase price of $5.00 per share;

(ii) five year warrants (the "Warrants") to acquire for a purchase price of $5.50 per share an aggregate of 1,743,182 shares of a new class of non-voting common stock of the Company (the "Non-Voting Stock"); and

(iii) $23.5 million in principal amount of convertible, senior subordinated notes of the Company divided into two tranches -- Tranche A in the principal amount of $17.0 million (the "Tranche A Notes") and Tranche B in the principal amount of $6.5 million (the "Tranche B Notes" and with the Tranche A Notes, the "Tranche Notes").

          The Tranche A Notes will be exchangeable at the holders' option for 3,090,909 shares of a newly-created series of preferred stock of the Company -- Series A 10-3/8% Convertible Pay-in-Kind Voting Preferred Stock ("Voting Preferred Stock") -- or directly into 3,090,909 shares of Common Stock, in each case at an initial exchange ratio of $5.50 per share. Shares of Voting Preferred Stock, when and if issued in exchange for Tranche A Notes, will be entitled to vote together with the Common Stock on an as converted basis. The Voting Preferred Stock will be convertible on a share-for-share basis into Common Stock. The Tranche B Notes will be exchangeable at the holders' option for 1,181,818 shares of a second newly-created series of preferred stock of the Company -- Series B 10-3/8% Convertible Pay-in-Kind Non-Voting Preferred Stock ("Non-Voting Preferred Stock" and with the Voting Preferred Stock, the "Preferred Stock") -- or directly into 1,181,818 shares of Non-Voting Stock, in each case at an initial exchange ratio of $5.50 per share. Shares of Non-Voting Preferred Stock will have no voting rights. The Non-Voting Preferred Stock will itself be convertible into an equal number of shares of Non-Voting Stock. Interest on the Tranche Notes may be paid in cash or, at the Company's option, continue to accrue unpaid in which case a holder of the Tranche Notes may elect to have all accrued interest paid in shares of Non-Voting Preferred Stock. Dividends on the Preferred Stock may, at the Company's option, be paid either in cash or in additional shares of Non-Voting Preferred Stock. The Tranche Notes and any Preferred Stock that may be issued in exchange for Tranche Notes will be callable by the Company beginning three years from closing. The Company intends to promptly take the steps necessary to amend and restate its Articles of Incorporation to provide for the creation of the Non-Voting Stock and the Preferred Stock. The convertible securities contain standard antidilution provisions.

          In addition to the 2,700,000 shares of Common Stock, if the Tranche Notes and Warrants were fully converted and exercised, the Company would issue an additional 6,015,909 shares of Common Stock and Non-Voting Stock - making an aggregate of 8,715,909 shares potentially issuable in connection with the Transaction (excluding shares potentially issuable as interest or dividends on the Notes and Preferred Stock).

     Since the Transaction did not involve any public offering, securities issued by the Company pursuant to the Transaction are exempt from registration in accordance with section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)       EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBITS
-------                         -----------------------

2.1       - Merger Agreement, dated June 6, 1995 by and among Kevco, Inc. and
            Service Supply Systems, Inc., joined by a wholly-owned subsidiary of Kevco, Inc.(1)

2.2       - Asset Purchase Agreement by and among Consolidated Forest Products,
            Inc., Consolidated Forest Products, L.L.C. and the members of Consolidated Forest Products, L.L.C.(2)

2.3       - Stock Purchase Agreement by and among Kevco Delaware, Inc. and the shareholders of Bowen Supply, Inc.(2)

2.4       - Agreement and Plan of Merger, dated as of October 21, 1997, between
            Kevco, Inc., SCC Acquisition Corp. and Shelter Components Corporation.(3)

3.1       - Articles of Incorporation of Kevco, Inc., as amended.(1)

3.2       - Bylaws of Kevco, Inc.(1)

3.3       - First Amendment to Bylaws of Kevco, Inc., as amended.(12)

10.1      - Amendment No. 2 to 1995 Stock Option Plan (Amended and Restated 1995
            Stock Option Plan of Kevco, Inc.) and Supplementary Letter.(1)*

10.2      - 1996 Stock Option Plan of Kevco, Inc., as amended, and Supplementary
            Letter.(1)*

10.3      - Lease between K & E Land & Leasing and Kevco, Inc. dated December 1,
            1977.(1)

10.4      - Amendment No. 1 to Lease, by and between K & E Land & Leasing and
            Kevco, Inc. dated March , 1982.(1)

10.5      - Amendment No. 2 to Lease, by and between K & E Land & Leasing and
            Kevco, Inc. dated May 30, 1983.(1)

10.6      - Amendment No. 3 to Lease, by and between K & E Land & Leasing and
            Kevco, Inc. dated February 1, 1993.(1)

10.7      - Lease dated April 1, 1980 between City of Newton, Kansas and K & E
            Land & Leasing.(1)

10.8      - Sublease and Lease Guarantee Agreement dated April 1, 1980 between
            K & E Land & Leasing and Kevco, Inc.(1)

10.9      - Amendment No. 1 to Sublease and Lease Guaranty Agreement by and
            between K & E Land & Leasing and Kevco, Inc. dated May 30, 1983.(1)

10.10     - Lease Agreement dated October 12, 1987 between 1741 Conant
            Partnership & Kevco Inc.(1)

10.11     - Equipment Lease Agreement dated January 1, 1991 between K & E Land &
            Leasing and Kevco, Inc.(1)

10.12     - Amendment No. 1 to Equipment Lease Agreement between K & E Land &
            Leasing and Kevco, Inc. dated February 12, 1993.(1)

10.13     - Amendment No. 2 to Equipment Lease Agreement between K & E Land &
            Leasing and Kevco, Inc. dated October 26, 1993.(1)

10.14     - Amendment No. 3 to Equipment Lease Agreement between K & E Land &
            Leasing and Kevco, Inc. dated May 23, 1994.(1)

10.15     - Deferred Compensation Agreement between Kevco, Inc. and Clyde A.
            Reed, Jr. dated May 24, 1977.(1)*

10.16     - Amendment No. 1 to Deferred Compensation Agreement dated May ,
            1980.(1)*

10.17     - Amendment No. 2 to Deferred Compensation Agreement dated March 10,
            1992.(1)*

10.18     - Amended and Restated Health and Accident Plan of Kevco, Inc.(1)*

10.19     - Investment and Tax Advice Plan of Kevco, Inc.(1)*

10.20     - PaineWebber Standardized 401(K) Profit-Sharing Adoption Agreement
            (No. 005) (To be used with Basic Plan Document No. 03 Only) for Kevco, Inc. dated May 24, 1996 and PaineWebber Defined Contribution Plan.(1)

10.21     - Amendment No. 4 to Lease dated December 1, 1977 by and between K&E
            Land & Leasing and Kevco, Inc. dated October 26, 1993.(1)

10.22     - Form of Tax Indemnification and Distribution Agreement.(1)

10.23     - Form of Assignment of $5,000,000 Note made by Kevco, Inc. (n/k/a
            Kevco Delaware, Inc.).(1)

10.24     - Form of Adoption Agreement by Kevco, Inc. and Kevco Texas, Inc. (re:
            1995 Stock Option Plan and 1996 Stock Option Plan).(1)

10.25     - Amendment No. 1 dated September 21, 1988, to Lease Agreement by 1741
            Conant Partnership as lessor and Kevco, Inc. (n/k/a Kevco Delaware, Inc.).(1)

10.26     - Letter Agreement dated June 22, 1982, between Kevco, Inc. (n/k/a
            Kevco Delaware, Inc.) and K&E Land & Leasing. (re: lease rentals).
            (1)

10.27     - Letter Agreement dated October 1, 1996 by Kevco, Inc., K&E Land &
            Leasing, and 1741 Conant Partnership (re: lease rental).(1)

10.28     - Form of Parent Pledge Agreement.(1)

10.29     - Amendment No. 1 to Amended and Restated 1995 Stock Option Plan of
            Kevco, Inc. (7)

10.30     - Senior Commitment Letter dated October 27, 1997 from NationsBank of
            Texas, N.A. and NationsBanc Montgomery Securities, Inc.(3)

10.31     - First Amendment to Amended and Restated Credit Agreement dated as of
            November 25, 1997 between Kevco Delaware, Inc., certain lenders and NationsBank of Texas, N.A.(4)

10.32     - Second Amended and Restated Credit Agreement dated December 1, 1997 between Kevco, Inc., certain lenders and NationsBank of Texas, N.A.(4)(5)

10.33     - Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and
            NationsBank of Texas, N.A. in the original principal amount of $11,666,666.66.(4)

10.34     - Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and
            National City Bank of Kentucky in the original principal amount of $8,166,666.67.(4)

10.35     - Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and
            Guaranty Federal Bank, F.S.B. in the original principal amount of $7,000,000.00.(4)

10.36     - Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and
            The Sumitomo Bank, Limited in the original principal amount of $8,166,666.67.(4)

10.37     - Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc.
            and NationsBank of Texas, N.A. in the original principal amount of $13,333,333.34.(4)

10.38     - Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc.
            and National City Bank Kentucky in the original principal amount of $9,333,333.33.(4)

10.39     - Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc.
            and Guaranty Federal Bank, F.S.B. in the original principal amount of $8,000,000.00.(4)

10.40     - Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc.
            and The Sumitomo Bank, Limited in the original principal amount of $9,333,333.33.(4)

10.41     - Facility B Term Loan Note dated December 1, 1997 between Kevco, Inc.
            and NationsBank of Texas, N.A. in the original principal amount of $50,000,000.00.(4)

10.42     - Security Agreement dated December 1, 1997 between Kevco, Inc. and
            NationsBank of Texas, N.A. as Administrative Agent.(4)

10.43     - Indenture dated December 1, 1997 among Kevco, Inc., SCC Acquisition
            Corp., Kevco Delaware, Inc., Sunbelt Wood Components, Inc., Consolidated Forest Products, Inc., Bowen Supply, Inc. and Encore Industries, Inc., as Subsidiary Guarantors and United States Trust Company of New York, as Trustee.(6)

10.44     - Supplemental Indenture between Shelter Components Corporation, a
            Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(6)

10.45     - Supplemental Indenture dated as of December 1, 1997 between Shelter
            Distribution, L.P., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(6)

10.46     - Supplemental Indenture dated as of December 1, 1997 between DCM,
            Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(6)

10.47     - Supplemental Indenture dated as of December 1, 1997 between Duo-Form of Michigan, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(6)

10.48     - Supplemental Indenture dated as of December 1, 1997 between Design
            Components, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(6)

10.49     - Supplemental Indenture dated as of December 1, 1997 between Shelter
            Components of Indiana, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(6)

10.50     - Supplemental Indenture dated as of December 1, 1997 between BPR
            Holdings, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(6)

10.51     - First Amendment to Credit Agreement dated February 12, 1998 between
            Kevco, Inc., certain lenders and NationsBank of Texas, N.A.(7)

10.52     - Registered Global Note dated March 5, 1998 among Kevco, Inc., Kevco
            Delaware, Inc., Sunbelt Wood Components, Inc., Bowen Supply, Inc., Encore Industries, Inc., Shelter Components Corporation, BPR Holdings, Inc., Shelter Components of Indiana, Inc.,

            Design Components, Inc., Duo-Form of Michigan, Inc., DCM, Inc. and Shelter Distribution, L.P., as Subsidiary Guarantors and United States Trust Company of New York, as Trustee.(8)

10.53     - Second Amendment to Credit Agreement, dated as of October 27, 1998
            (but effective as of September 30, 1998), entered into and among Kevco, Inc., a Texas corporation, the banks listed on the signature pages (collectively, the "Lenders"), and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as the Administrative Agent.(9)


10.54     - Waiver entered into as of the 30th day of December 1998, by and among the banks listed on the signature pages (the "Lenders"), Kevco, Inc., a Texas corporation (the "Borrower"), and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as Administrative Agent for the Lenders to the extent and in the manner provided for in the Credit Agreement.(9)

10.55     - Second Waiver entered into as of the 15th day of February, 1999, by and among the banks listed on the signature pages (the "Lenders"), Kevco, Inc.,a Texas corporation (the "Borrower"), and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as Administrative Agent for the Lenders to the extent and in the manner provided for in the Credit Agreement. (9)

10.56     - Third Amendment and Waiver entered into as of the 25th day of
            February, 1999, by and among the banks listed on the signature pages (the "Lenders"), Kevco, Inc., a Texas corporation, and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as Administrative Agent for the Lenders to the extent and in the manner provided for in the Credit Agreement.(9)

10.57     - Letter agreement waiver extension, dated March 22, 1999, between
            Kevco, Inc., NationsBank, N.A., as Administrative Agent and Lender, and the other parties thereto.(9)

10.58     - Fourth Amendment and Waiver entered into as of the 6th day of April,
            1999, by and among the banks listed on the signature pages ( the "Lenders"), Kevco, Inc., a Texas Corporation, and NationsBank, N.A., as Administrative Agent for the Lenders. (9)

10.59     - Securities Purchase Agreement dated as of July 14, 1999 between
            Wingate Partners II, L.P. and Kevco, Inc. (11)

10.60     - Third Amended and Restated Credit Agreement. (10)


10.61     - Tranche A Senior Subordinated Exchangeable Note, dated July 26, 1999
            (12)

10.62     - Tranche B senior Subordinated Exchangeable Note, dated July 26, 1999
            (12)

10.63     - Warrant, dated July 26, 1999, to purchase 675,000 shares of
            Nonvoting Common Stock (12)

10.64     - Warrant, dated July 26, 1999, to purchase 772,727 shares of
            Nonvoting Common Stock (12)

10.65     - Warrant, dated July 26, 1999, to purchase 295,455 shares of
            Nonvoting Common Stock (12)

10.66     - Consulting Agreement, dated July 26, 1999, between Kevco, Inc., a
            Texas corporation and Mr. Gerald E. Kimmel (12)

10.67     - Financial Advisory Agreement, dated July 26, 1999, among Kevco,
            Inc., a Texas corporation and Wingate Management Limited, L.L.C., a Delaware limited liability company (12)

10.68     - Monitoring and Oversight Agreement, dated July 26, 1999, among
            Kevco, Inc., a Texas corporation and Wingate Management Limited, L.L.C., a Delaware limited liability company (12)

27.1      - Financial Data Schedule. (10)

-----------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-11173) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 27, 1997, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Tender Offer Statement on Schedule 14D-1, filed October 28, 1997, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Tender Offer Statement on Schedule 14D-1/A, filed December 12, 1997, and incorporated herein by reference.

(5) Schedules and similar attachments to this exhibit have not been previously filed herewith, but the nature of their contents is described in the body of this exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the SEC upon request.

(6) Previously filed as an exhibit to the Company's registration statement on Form S-4 (No. 333-43691), and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, for the year ended December 31, 1997 and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1998 and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1998 and incorporated herein by reference.

(10)      Filed herewith

(11) Previously filed as a Current Report on Form 8-K dated July 14, 1999 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Current Report on Form 8-K dated July 26, 1999 and incorporated herein by reference.

          *   Management contract or compensatory plan or arrangement.

 (b)     REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K dated July 14, 1999, announcing that the Company had entered into a Securities Purchase Agreement with Wingate Partners II, L.P.

         The Company filed a Current Report on Form 8-K dated July 26, 1999, announcing the completion of the Securities Purchase Agreement transaction.

         The Company filed a Current Report on Form 8-K dated August 3, 1999, announcing that the Company had selected Ernst & Young, LLP as the company's independent accountants.

                                    SIGNATURE

   Pursuant to the requirements of the Securities and Exchange Commission Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KEVCO, INC.


Date:    August 13, 1999

                                             By: /s/  Michael D. Kubic
                                                --------------------------------
                                                 Michael D. Kubic
                                                 Vice President of Finance
                                                 (Principal Financial Officer)

                                   KEVCO, INC.

                                  EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION

2.1       - Merger Agreement, dated June 6, 1995 by and among Kevco, Inc. and
            Service Supply Systems, Inc., joined by a wholly-owned subsidiary of Kevco, Inc.(1)

2.2       - Asset Purchase Agreement by and among Consolidated Forest Products,
            Inc., Consolidated Forest Products, L.L.C. and the members of Consolidated Forest Products, L.L.C.(2)

2.3       - Stock Purchase Agreement by and among Kevco Delaware, Inc. and the shareholders of Bowen Supply, Inc.(2)

2.4       - Agreement and Plan of Merger, dated as of October 21, 1997, between
            Kevco, Inc., SCC Acquisition Corp. and Shelter Components Corporation.(3)

3.1       - Articles of Incorporation of Kevco, Inc., as amended.(1)

3.2       - Bylaws of Kevco, Inc. (1)

3.3       - First Amendment to Bylaws of Kevco, Inc., as amended. (12)

10.1      - Amendment No. 2 to 1995 Stock Option Plan (Amended and Restated 1995
            Stock Option Plan of Kevco, Inc.) and Supplementary Letter.(1)*

10.2      - 1996 Stock Option Plan of Kevco, Inc., as amended, and Supplementary
            Letter.(1)*

10.3      - Lease between K & E Land & Leasing and Kevco, Inc. dated December 1,
            1977.(1)

10.4      - Amendment No. 1 to Lease, by and between K & E Land & Leasing and
            Kevco, Inc. dated March , 1982.(1)

10.5      - Amendment No. 2 to Lease, by and between K & E Land & Leasing and
            Kevco, Inc. dated May 30, 1983.(1)

10.6      - Amendment No. 3 to Lease, by and between K & E Land & Leasing and
            Kevco, Inc. dated February 1, 1993.(1)

10.7      - Lease dated April 1, 1980 between City of Newton, Kansas and K & E
            Land & Leasing.(1)

10.8      - Sublease and Lease Guarantee Agreement dated April 1, 1980 between
            K & E Land & Leasing and Kevco, Inc.(1)

10.9      - Amendment No. 1 to Sublease and Lease Guaranty Agreement by and
            between K & E Land & Leasing and Kevco, Inc. dated May 30, 1983.(1)

10.10     - Lease Agreement dated October 12, 1987 between 1741 Conant
            Partnership & Kevco Inc.(1)

10.11     - Equipment Lease Agreement dated January 1, 1991 between K & E Land &
            Leasing and Kevco, Inc.(1)

10.12     - Amendment No. 1 to Equipment Lease Agreement between K & E Land &
            Leasing and Kevco, Inc. dated February 12, 1993.(1)

10.13     - Amendment No. 2 to Equipment Lease Agreement between K & E Land &
            Leasing and Kevco, Inc. dated October 26, 1993.(1)

10.14     - Amendment No. 3 to Equipment Lease Agreement between K & E Land &
            Leasing and Kevco, Inc. dated May 23, 1994.(1)

10.15     - Deferred Compensation Agreement between Kevco, Inc. and Clyde A.
            Reed, Jr. dated May 24, 1977.(1)*

10.16     - Amendment No. 1 to Deferred Compensation Agreement dated May ,
            1980.(1)*

10.17     - Amendment No. 2 to Deferred Compensation Agreement dated March 10,
            1992.(1)*

10.18     - Amended and Restated Health and Accident Plan of Kevco, Inc.(1)*

10.19     - Investment and Tax Advice Plan of Kevco, Inc.(1)*

10.20     - PaineWebber Standardized 401(K) Profit-Sharing Adoption Agreement
            (No. 005) (To be used with Basic Plan Document No. 03 Only) for Kevco, Inc. dated May 24, 1996 and PaineWebber Defined Contribution Plan.(1)

10.21     - Amendment No. 4 to Lease dated December 1, 1977 by and between K&E
            Land & Leasing and Kevco, Inc. dated October 26, 1993.(1)

10.22     - Form of Tax Indemnification and Distribution Agreement.(1)

10.23     - Form of Assignment of $5,000,000 Note made by Kevco, Inc. (n/k/a
            Kevco Delaware, Inc.).(1)

10.24     - Form of Adoption Agreement by Kevco, Inc. and Kevco Texas, Inc. (re:
            1995 Stock Option Plan and 1996 Stock Option Plan).(1)

10.25     - Amendment No. 1 dated September 21, 1988, to Lease Agreement by 1741
            Conant Partnership as lessor and Kevco, Inc. (n/k/a Kevco Delaware, Inc.).(1)

10.26     - Letter Agreement dated June 22, 1982, between Kevco, Inc. (n/k/a
            Kevco Delaware, Inc.) and K&E Land & Leasing. (re: lease rentals).
            (1)

10.27     - Letter Agreement dated October 1, 1996 by Kevco, Inc., K&E Land &
            Leasing, and 1741 Conant Partnership (re: lease rental).(1)

10.28     - Form of Parent Pledge Agreement.(1)

10.29     - Amendment No. 1 to Amended and Restated 1995 Stock Option Plan of
            Kevco, Inc. (7)

10.30     - Senior Commitment Letter dated October 27, 1997 from NationsBank of
            Texas, N.A. and NationsBanc Montgomery Securities, Inc.(3)

10.31     - First Amendment to Amended and Restated Credit Agreement dated as of
            November 25, 1997 between Kevco Delaware, Inc., certain lenders and NationsBank of Texas, N.A.(4)

10.32     - Second Amended and Restated Credit Agreement dated December 1, 1997 between Kevco, Inc., certain lenders and NationsBank of Texas, N.A.(4)(5)

10.33     - Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and
            NationsBank of Texas, N.A. in the original principal amount of $11,666,666.66.(4)

10.34     - Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and
            National City Bank of Kentucky in the original principal amount of $8,166,666.67.(4)

10.35     - Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and
            Guaranty Federal Bank, F.S.B. in the original principal amount of $7,000,000.00.(4)

10.36     - Revolving Credit Note dated December 1, 1997 between Kevco, Inc. and
            The Sumitomo Bank, Limited in the original principal amount of $8,166,666.67.(4)

10.37     - Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc.
            and NationsBank of Texas, N.A. in the original principal amount of $13,333,333.34.(4)

10.38     - Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc.
            and National City Bank Kentucky in the original principal amount of $9,333,333.33.(4)

10.39     - Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc.
            and Guaranty Federal Bank, F.S.B. in the original principal amount of $8,000,000.00.(4)

10.40     - Facility A Term Loan Note dated December 1, 1997 between Kevco, Inc.
            and The Sumitomo Bank, Limited in the original principal amount of $9,333,333.33.(4)

10.41     - Facility B Term Loan Note dated December 1, 1997 between Kevco, Inc.
            and NationsBank of Texas, N.A. in the original principal amount of $50,000,000.00.(4)

10.42     - Security Agreement dated December 1, 1997 between Kevco, Inc. and
            NationsBank of Texas, N.A. as Administrative Agent.(4)

10.43     - Indenture dated December 1, 1997 among Kevco, Inc., SCC Acquisition
            Corp., Kevco Delaware, Inc., Sunbelt Wood Components, Inc., Consolidated Forest Products, Inc., Bowen Supply, Inc. and Encore Industries, Inc., as Subsidiary Guarantors and United States Trust Company of New York, as Trustee.(6)

10.44     - Supplemental Indenture between Shelter Components Corporation, a
            Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(6)

10.45     - Supplemental Indenture dated as of December 1, 1997 between Shelter
            Distribution, L.P., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(6)

10.46     - Supplemental Indenture dated as of December 1, 1997 between DCM,
            Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(6)

10.47     - Supplemental Indenture dated as of December 1, 1997 between Duo-Form of Michigan, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(6)

10.48     - Supplemental Indenture dated as of December 1, 1997 between Design
            Components, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(6)

10.49     - Supplemental Indenture dated as of December 1, 1997 between Shelter
            Components of Indiana, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(6)

10.50     - Supplemental Indenture dated as of December 1, 1997 between BPR
            Holdings, Inc., a Subsidiary of Kevco, Inc., and United States Trust Company of New York, as Trustee.(6)

10.51     - First Amendment to Credit Agreement dated February 12, 1998 between
            Kevco, Inc., certain lenders and NationsBank of Texas, N.A.(7)

10.52     - Registered Global Note dated March 5, 1998 among Kevco, Inc., Kevco
            Delaware, Inc., Sunbelt Wood Components, Inc., Bowen Supply, Inc., Encore Industries, Inc., Shelter Components Corporation, BPR Holdings, Inc., Shelter Components of Indiana, Inc.,
            Design Components, Inc., Duo-Form of Michigan, Inc., DCM, Inc. and Shelter Distribution, L.P., as Subsidiary Guarantors and United States Trust Company of New York, as Trustee.(8)

10.53     - Second Amendment to Credit Agreement, dated as of October 27, 1998
            (but effective as of September 30, 1998), entered into and among Kevco, Inc., a Texas corporation, the banks listed on the signature pages (collectively, the "Lenders"), and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as the Administrative Agent.(9)

10.54     - Waiver entered into as of the 30th day of December 1998, by and among the banks listed on the signature pages (the "Lenders"), Kevco, Inc., a Texas corporation (the "Borrower"), and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as Administrative Agent for the Lenders to the extent and in the manner provided for in the Credit Agreement.(9)

10.55     - Second Waiver entered into as of the 15th day of February, 1999, by and among the banks listed on the signature pages (the "Lenders"), Kevco, Inc.,a Texas corporation (the "Borrower"), and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as Administrative Agent for the Lenders to the extent and in the manner provided for in the Credit Agreement. (9)

10.56     - Third Amendment and Waiver entered into as of the 25th day of
            February, 1999, by and among the banks listed on the signature pages (the "Lenders"), Kevco, Inc., a Texas corporation, and NationsBank, N.A. (successor by merger to NationsBank of Texas, N.A.), as Administrative Agent for the Lenders to the extent and in the manner provided for in the Credit Agreement.(9)

10.57     - Letter agreement waiver extension, dated March 22, 1999, between
            Kevco, Inc., NationsBank, N.A., as Administrative Agent and Lender, and the other parties thereto.(9)

10.58     - Fourth Amendment and Waiver entered into as of the 6th day of April,
            1999, by and among the banks listed on the signature pages ( the "Lenders"), Kevco, Inc., a Texas Corporation, and NationsBank, N.A., as Administrative Agent for the Lenders. (9)

10.59     - Securities Purchase Agreement dated as of July 14, 1999 between
            Wingate Partners II, L.P. and Kevco, Inc. (11)

10.60     - Third Amended and Restated Credit Agreement. (10)

10.61     - Tranche A Senior Subordinated Exchangeable Note, dated July 26,
            1999 (12)

10.62     - Tranche B Senior Subordinated Exchangeable Note, dated July 26,
            1999 (12)

10.63     - Warrant, dated July 26, 1999, to purchase 675,000 shares of
            Nonvoting Common Stock (12)

10.64     - Warrant, dated July 26, 1999, to purchase 772,727 shares of
            Nonvoting Common Stock (12)

10.65     - Warrant, dated July 26, 1999, to purchase 295,455 shares of
            Nonvoting Common Stock (12)

10.66     - Consulting Agreement, dated July 26, 1999, between Kevco, Inc., a
            Texas corporation and Mr. Gerald E. Kimmel (12)

10.67     - Financial Advisory Agreement, dated July 26, 1999, among Kevco,
            Inc., a Texas corporation and Wingate Management Limited, L.L.C., a Delaware limited liability company (12)

10.68     - Monitoring and Oversight Agreement, dated July 26, 1999, among
            Kevco, Inc., a Texas corporation and Wingate Management Limited, L.L.C., a Delaware limited liability company (12)

27.1      - Financial Data Schedule. (10)

-----------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 333-11173) and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 27, 1997, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Company's Tender Offer Statement on Schedule 14D-1, filed October 28, 1997, and incorporated herein by reference.

(4) Previously filed as an exhibit to the Company's Tender Offer Statement on Schedule 14D-1/A, filed December 12, 1997, and incorporated herein by reference.

(5) Schedules and similar attachments to this exhibit have not been previously filed herewith, but the nature of their contents is described in the body of this exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the SEC upon request.

(6) Previously filed as an exhibit to the Company's registration statement on Form S-4 (No. 333-43691), and incorporated herein by reference.

(7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, for the year ended December 31, 1997 and incorporated herein by reference.

(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1998 and incorporated herein by reference.

(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1998 and incorporated herein by reference.

(10)      Filed herewith

(11) Previously filed as a Current Report on Form 8-K dated July 14, 1999 and incorporated herein by reference.

(12) Previously filed as an exhibit to the Current Report on Form 8-K dated July 26, 1999 and incorporated herein by reference.

          *   Management contract or compensatory plan or arrangement.