Form 10-Q
period 1999-09-30
KEVCO INC
filed 1999-11-15
CIK 1021706

                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10-Q

    (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended September 30, 1999

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

          University Centre I
       1300 S. University Drive
              Suite 200
          Fort Worth, Texas                                  76107-5734
        ---------------------                                ----------
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

                  Yes  X    No
                      ---      ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, par value $0.01 per share                                                        9,563,487 shares
   ---------------------------------------                                                        ----------------
                    (Class)                                                             (Outstanding as of October 29, 1999)

                                   KEVCO, INC.
                               INDEX TO FORM 10-Q



PART  I - FINANCIAL INFORMATION

ITEM  1 - Financial Statements

Consolidated Balance Sheets as of September 30, 1999 (unaudited)
and December 31, 1998...............................................................         3

Consolidated Statements of Operations for the three-month and nine-month
periods ended September 30, 1999 and 1998 (unaudited)...............................         4

Consolidated Statements of Cash Flows for the nine-month
periods ended September 30, 1999 and 1998 (unaudited)...............................         5

Notes to Consolidated Financial Statements (unaudited)..............................         6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations...........................................................        10

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.................        16

PART II - OTHER INFORMATION

ITEM 2 - Changes in Securities and Use of Proceeds..................................        16


ITEM 6 - Exhibits and Reports on Form 8-K...........................................        18

Signatures..........................................................................        23

Exhibit Index.......................................................................        24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   KEVCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 September 30,       December 31,
                                                                                     1999                1998
                                                                                 -------------       ------------
                                   ASSETS                                         (unaudited)
Current assets:
  Cash and cash equivalents                                                       $      5,965       $        799
  Trade accounts receivable, less allowance for doubtful
        accounts of $903 and $740 in 1999 and 1998, respectively                        59,084             51,367
  Inventories, less reserve for obsolete inventory of $5,957
        and $2,781 in 1999 and 1998, respectively                                       79,466             95,999
  Assets held for sale                                                                   3,865              1,065
  Other current assets                                                                   7,595              8,458
                                                                                  ------------       ------------
       Total current assets                                                            155,975            157,688
Property and equipment, net                                                             43,170             44,994
Intangible assets, net                                                                 113,810            119,590
Other assets                                                                             8,272              9,563
                                                                                  ------------       ------------
        Total assets                                                              $    321,227       $    331,835
                                                                                  ============       ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                               $      5,579       $      7,209
  Trade accounts payable                                                                55,314             61,569
  Accrued interest                                                                       4,616              1,534
  Other accrued liabilities                                                             22,852             13,999
  Other current liabilities                                                               --                  243
                                                                                  ------------       ------------
       Total current liabilities                                                        88,361             84,554
Long-term debt, less current portion                                                   201,182            203,370
Deferred compensation obligation                                                           833              1,024
                                                                                  ------------       ------------
       Total liabilities                                                               290,376            288,948
                                                                                  ------------       ------------

Stockholders' equity:
  Common stock, $.01 par value; 100,000 shares authorized; 9,563 and
       6,856 shares issued and outstanding in 1999 and 1998, respectively                   96                 69
  Additional paid-in capital                                                            49,270             33,392
  Retained earnings (deficit)                                                          (18,515)             9,426
                                                                                  ------------       ------------
       Total stockholders' equity                                                       30,851             42,887
                                                                                  ------------       ------------
        Total liabilities and stockholders' equity                                $    321,227       $    331,835
                                                                                  ============       ============


          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              Three Months Ended                Nine Months Ended
                                                          ---------------------------      ---------------------------
                                                                 September 30,                    September 30,
                                                          ---------------------------      ---------------------------
                                                             1999             1998            1999             1998
                                                          ----------       ----------      ----------       ----------

Net sales                                                 $  208,682       $  234,625      $  663,244       $  678,643
Cost of sales                                                190,421          204,481         588,661          587,605
                                                          ----------       ----------      ----------       ----------

     Gross profit                                             18,261           30,144          74,583           91,038
Commission income                                              1,353            1,850           4,853            5,550
                                                          ----------       ----------      ----------       ----------

     Gross margin                                             19,614           31,994          79,436           96,588

Selling, general and administrative expenses                  26,319           25,507          77,288           70,343
Impairment and other special charges                           6,807             --             6,807             --
                                                          ----------       ----------      ----------       ----------

     Operating income (loss)                                 (13,512)           6,487          (4,659)          26,245
Interest expense                                               6,187            5,443          17,796           15,649
Debt transaction costs                                         6,272             --             6,272             --
                                                          ----------       ----------      ----------       ----------

     Income (loss) before income taxes                       (25,971)           1,044         (28,727)          10,596
Income tax expense (benefit)                                    --                531            (786)           4,768
                                                          ----------       ----------      ----------       ----------

     Net income (loss)                                    $  (25,971)      $      513      $  (27,941)      $    5,828
                                                          ==========       ==========      ==========       ==========

Earnings (loss) per share - basic                         $    (2.94)      $     0.07      $    (3.71)      $     0.85
                                                          ==========       ==========      ==========       ==========
Earnings (loss) per share - diluted                       $    (2.94)      $     0.07      $    (3.71)      $     0.84
                                                          ==========       ==========      ==========       ==========
Weighted average shares outstanding - basic                    8,828            6,850           7,523            6,841
                                                          ==========       ==========      ==========       ==========
Weighted average shares outstanding - diluted                  8,828            6,944           7,523            6,942
                                                          ==========       ==========      ==========       ==========



          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                    ---------------------------
                                                                           September 30,
                                                                    ---------------------------
                                                                       1999             1998
                                                                    ----------       ----------
Cash flows from operating activities:
    Net income (loss)                                               $  (27,941)      $    5,828
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                     6,343            5,989
       Amortization of other debt issue costs                            1,754              628
       Gain on sale of assets                                           (1,617)            --
       Deferred compensation obligation                                   (191)            (181)
       Impairment and other special charges                              6,807             --
       Debt transaction costs                                            6,272             --
       Changes in assets and liabilities                                 9,648          (26,222)
                                                                    ----------       ----------
       Net cash provided by (used in) operating activities               1,075          (13,958)

Cash flows from investing activities:
    Purchase of equipment                                               (6,920)          (8,943)
    Proceeds from sale of assets                                         5,093              817
    Proceeds from assets held for sale                                     880            2,968
    Increase (decrease) in other assets                                   (693)             302
                                                                    ----------       ----------
       Net cash used in investing activities                            (1,640)          (4,856)

Cash flows from financing activities:
    Proceeds from (payment of) line of credit, net                     (20,400)          11,418
    Proceeds from long-term debt                                        23,500           10,000
    Payments of long-term debt                                          (5,539)          (2,998)
    Loan origination costs                                              (1,015)            --
    Equity proceeds, net of transaction costs                            9,126             --
    Stock options exercised                                                 59              281
    Other                                                                 --                (73)
                                                                    ----------       ----------
       Net cash provided by financing activities                         5,731           18,628
                                                                    ----------       ----------
Net increase (decrease) in cash and cash equivalents                     5,166             (186)
Beginning cash and cash equivalents                                        799              271
                                                                    ----------       ----------
Ending cash and cash equivalents                                    $    5,965       $       85
                                                                    ==========       ==========

          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ACCOUNTING POLICIES AND BASIS OF PRESENTATION

    The Annual Report to Shareholders filed with the Securities and Exchange Commission ("Commission") on October 8, 1999 ("Annual Report"), for Kevco, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The accompanying consolidated financial statements of Kevco, Inc. and its wholly owned subsidiaries ("Kevco" or the "Company") have been prepared pursuant to the rules and regulations of the Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. All significant intercompany transactions and accounts have been eliminated.

    In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments and adjustments related to the transaction described in Note 4 and other charges described in
Note 6, considered necessary for a fair statement of the balance sheet as of September 30, 1999, the statements of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and the statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 1999. Certain amounts included in the December 31, 1998 balance sheet were reclassified to conform with the September 30, 1999 presentation.

2. ACQUISITIONS

    During the year ended December 31, 1997, Kevco acquired Shelter Components Corporation on December 1, 1997 (the "Shelter Acquisition"), the inventory and certain distribution rights from Shepherd Products Company on December 12, 1997 (the "Shepherd Acquisition"), Bowen Supply, Inc. on February 28, 1997 (the "Bowen Acquisition") and Consolidated Forest Products, L.L.C. on February 27, 1997 (the "Consolidated Forest Acquisition") for total purchase prices approximating $144.8 million, $8.0 million, $20.2 million and $14.1 million, respectively. The acquisitions were made utilizing borrowings under the Company's amended and restated credit facility and, in the case of the Shelter Acquisition, net proceeds from the issuance of $105.0 million of 10 3/8% Senior Subordinated Notes due 2007 ("Senior Notes"). Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of operations of the Company from their respective acquisition dates. As a result of the acquisitions, the Company recorded approximately $115.1 million of goodwill, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. Additional purchase liabilities included approximately $1.8 million for severance and related costs associated primarily with the elimination of certain administrative and corporate positions, which were recorded in connection with the Shelter Acquisition.

3. INVENTORIES

    Inventories are comprised of the following (in thousands):


                                               September 30,      December 31,
                                                   1999               1998
                                               -------------      ------------

Raw materials                                   $     20,370      $     23,535
Work in process                                        1,247             1,055
Finished goods                                         8,661             6,961
Goods held for resale                                 49,188            64,448
                                                ------------      ------------
                                                $     79,466      $     95,999
                                                ============      ============

4. CREDIT AGREEMENT AND EQUITY INVESTMENT

     In December 1997, the Company issued $105.0 million of Senior Notes under the indenture dated as of December 1, 1997, as supplemented (the "Indenture"), to complete the Shelter Acquisition. Interest is payable on June 1 and December 1 of each year commencing June 1, 1998. The Senior Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after December 1, 2002, at the redemption prices set forth in the Indenture. In addition, at any time on or before December 1, 2000, the Company may redeem up to 35.0% of the original aggregate principal amount of the Senior Notes with the net proceeds of a public equity offering at a redemption price equal to 110.375% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption.

    Concurrently with the execution and delivery of the Indenture, the Company and its lenders entered into the second amended and restated credit agreement at closing of the Shelter Acquisition to allow for aggregate senior borrowings of up to $125.0 million comprised of a revolving credit facility of $45.0 million and two term loan facilities aggregating $80.0 million requiring quarterly installments. The term loans and credit facility were collateralized by substantially all of the assets of the Company and its subsidiaries, including the capital stock or equity interests of such subsidiaries.

    In February 1999, the Company and its lenders entered into a third amendment and waiver to the second amended and restated credit agreement, which allowed for an incremental commitment of $5.0 million due March 31, 1999 and pursuant to which the Company's lenders waived any event of default due to the Company's violation of certain financial covenants contained in the credit agreement through March 31, 1999. In March 1999, the Company requested and obtained from its lenders an additional $5.0 million incremental commitment and an extension of the maturity date on the aggregate $10.0 million incremental commitment (the "Incremental Commitment") and a waiver of any events of default to April 15, 1999.

    In April 1999, the Company and its lenders entered into a fourth amendment and waiver to the second amended and restated credit agreement. This amendment contained revised financial covenants effective for the quarters ended March 31, 1999 through June 30, 2000 and waived certain events of default. Under this amendment, the Incremental Commitment would have matured on June 30, 1999.

    In July 1999, the Company and its lenders entered into the third amended and restated credit agreement, which restructured the terms and conditions in regard to applicable rates, covenants and maturity. Under the third amended and restated credit agreement, the Company may borrow under either a base rate or LIBOR rate with the cost determined based upon certain compliance ratios in the covenants. The $45.0 million revolving credit facility matures in December 2003, the term A Facility for $36.9 million matures in December 2003, and the term B Facility for $38.8 million matures in December 2004. The Company may also be required to repay amounts earlier than scheduled as a result of asset sales, excess cash flow from operations, issuance of new debt or issuance of new equity. Interest payments on the revolving credit facility and base rate denominated term loans are payable quarterly. Interest payments on LIBOR based loans are due at the end of the contracted term. The term loans require quarterly payments which increase over the life of each respective term. The term loans and revolving credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries, including the capital stock or equity interests of such subsidiaries.

    In October 1999, the Company and its lenders entered into a first amendment to the third amended and restated credit agreement pursuant to which the initial principal payment of the facility A term loan was deferred from March 31, 2000 to June 30, 2000.

    The third amended and restated credit agreement includes leverage ratio, fixed charge coverage ratio and minimum net worth covenants. In addition, each of the third amended and restated credit agreement and the Indenture contain certain covenants that include, but are not limited to, restrictions or limitations on the following: the incurrence of additional debt or liens; the sale of certain assets; the ability to consolidate or merge with another entity; the entering into certain transactions with affiliates; and the engagement in certain lines of business. The third amended and restated credit agreement and the Indenture also generally prohibit the payment of dividends by the Company on its common stock. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future and intends to retain its earnings to support operations and repay indebtedness.

    In July 1999, the Company completed a transaction as a result of which The Kevco Partners Investment Trust, a Delaware business trust (the "Trust"), acquired an aggregate of $37.0 million in value comprised of 2,700,000 newly issued shares of the Company's common stock for a purchase price of $5.00 per share which resulted in net proceeds to the Company of $9.1 million after transaction costs; $23.5 million in principal amount of Senior Subordinated Convertible Notes ("Subordinated Notes") and five-year warrants to acquire an aggregate of 1,743,182 shares of the new class of non-voting common stock of the Company. As a result of the transaction, the Trust now owns approximately 28% of the Company's outstanding voting stock. Assuming full conversion of the convertible debt and exercise of the warrants, the Trust would own approximately 46% of the voting common stock and all of the non-voting common stock of the Company. See
Part II, Item 2 - "Changes in Securities and Use of Proceeds," for additional information concerning the securities issued in connection with such transaction.

    The conversion feature in the Subordinated Notes is considered to be a beneficial conversion feature to the holder given that the quoted market price of the Company's common stock at the date the Subordinated Notes were issued was in excess of the conversion price. As a result, the Company allocated $5.3 million of the proceeds of the Subordinated Notes to additional paid-in capital as a discount to the Subordinated Notes. The Company is required to amortize the discount over the period for which the Subordinated Notes first become convertible. As the Subordinated Notes were immediately convertible upon issuance, the Company recognized the entire discount as a non-cash charge to debt transaction costs during the three months and nine months ended September 30, 1999.

    The Company has included costs incurred as part of the amendment to the credit facilities as described above and the charge of $5.3 million related to the beneficial conversion feature included in the Subordinated Notes in debt transaction costs as reported in the statement of operations for the three and nine months ended September 30, 1999.

5. EARNINGS PER SHARE

    Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue voting common stock were exercised and converted into voting common stock. The reconciliation between basic and diluted weighted average shares outstanding, follows:


                                                  Three Months Ended          Nine Months Ended
                                                    September 30,               September 30,
                                                  1999          1998          1999          1998
                                                --------      --------      --------      --------
                                                    (in thousands)              (in thousands)
Weighted average shares - basic                    8,828         6,850         7,523         6,841
Plus shares applicable to stock
  option plans                                        --            94            --           101
                                                --------      --------      --------      --------
Weighted average shares - diluted                  8,828         6,944         7,523         6,942
                                                --------      --------      --------      --------


    For the three and nine-month periods ended September 30, 1999, options, warrants and convertible securities are not included in the computation of diluted loss per share as the effects would be antidilutive.

6. IMPAIRMENT AND OTHER SPECIAL CHARGES

     During the third quarter of 1999, the Company's new management team implemented a number of cost improvement initiatives which included the decision to dispose of the Plastic Solutions operation, an injection plastics manufacturing division, which operations were no longer in alignment with the Company's core business strategy. The planned sale of Plastic Solutions is expected to occur within the next six months following quarter end. The Company has recorded an impairment loss of $3.8 million (including a write-off of approximately $3.3 million of goodwill) to adjust the carrying amount of Plastic Solutions assets to their estimated sales value, net of related costs to sell, and has classified such assets as held for sale on the balance sheet.

         Other special charges of approximately $3.0 million were recognized in the third quarter of 1999 relating to accruals for severance costs of certain executives and miscellaneous write-offs of other individually insignificant non-core assets no longer being utilized.

7. INCOME TAXES

     During the third quarter of 1999, the Company reviewed its net deferred tax assets under the provisions set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". In light of the general slowdown in the manufactured housing industry and the Company's near term outlook for future earnings, the Company did not recognize any income tax benefit in the third quarter and will in the future continue to evaluate the potential realization of its net deferred tax asset.

8. SEGMENT REPORTING

    The Company identifies its business segments based upon management responsibility within the United States. The Company operates in three business segments: Distribution, Manufacturing and Wood Products. The Distribution segment primarily distributes plumbing products, building products, electrical components and hardware supplies to the manufactured housing and recreational vehicle industries; the Manufacturing segment primarily manufactures and distributes thermoformed products, laminated wallboard products and plastic injection molded products primarily to the manufactured housing and recreational vehicle industries; and the Wood Products segment primarily manufactures roof trusses and lumber cut to customer specifications for use in manufactured homes. During 1998, the Wood Products segment opened two new facilities which may result in period-to-period comparisons not being indicative of future results.

    The Company measures segment performance based upon revenue and operating income results. The information in the Corporate/Other category consists primarily of intercompany eliminations of Manufacturing sales to Distribution and corporate operating expenses, and is utilized to reconcile to the consolidated results of the Company. Amounts are presented for the three-month and nine-month periods ended September 30, 1999 and 1998. Interest expense and debt transaction costs are not included in amounts reported below.

                                                                                                                          TOTAL
   THREE MONTHS ENDED:                   DISTRIBUTION      MANUFACTURING     WOOD PRODUCTS      CORPORATE/OTHER          COMPANY
   -------------------                   ------------      -------------     -------------      ---------------          -------
September 30, 1999
   Net sales .........................    $  137,589        $   37,006        $   38,471         $   (4,384)(a)        $  208,682
   Operating
     Income (loss) ...................    $    1,173        $      143        $     (583)        $  (14,245)(b)        $  (13,512)

September 30, 1998
   Net sales .........................    $  158,693        $   36,470        $   44,369         $   (4,907)(a)        $  234,625
   Operating
     Income (loss) ...................    $    5,571        $    2,322        $    1,120         $   (2,526)(b)        $    6,487


                                                                                                                          TOTAL
   NINE MONTHS ENDED:                    DISTRIBUTION      MANUFACTURING     WOOD PRODUCTS      CORPORATE/OTHER          COMPANY
   ------------------                    ------------      -------------     -------------      ---------------          -------
September 30, 1999
   Net sales .........................    $  436,542        $  114,173        $  126,329         $  (13,800)(a)        $  663,244
   Operating
     Income (loss) ...................    $   16,427        $    4,498        $    2,084         $  (27,668)(b)        $   (4,659)

September 30, 1998
   Net sales .........................    $  459,508        $  106,234        $  124,614         $  (11,713)(a)        $  678,643
   Operating
     Income (loss) ...................    $   23,293        $    8,033        $    4,188         $   (9,269)(b)        $   26,245

(a) Consists primarily of intercompany eliminations of Manufacturing sales to Distribution.

(b)  Consists primarily of corporate operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion includes the operations of the Company for each of the periods discussed. This discussion and analysis should be read in conjunction with the Annual Report.

    The Company recognizes revenues from product sales at the time of shipment (or the time of product receipt, in the case of direct shipments from suppliers to customers). In some cases the Company sells on a commission basis. Commissions are recognized when earned and represent amounts earned in selling, warehousing and delivering products for certain manufacturers of building products with whom the Company has distribution agreements. Commission arrangements do not require inventory investments or receivables financing and, therefore, are significantly less expensive to the Company than traditional sales. To the extent the volume of items warehoused and shipped under commission arrangements increases faster or slower than the volume of items related to traditional sales, changes in net sales may not be representative of actual increases or decreases in shipment volume.

    The Company's sales in the third quarter of 1999 were adversely impacted by the general slowdown in the manufactured housing industry that has resulted from, among other things, excess retail inventory. Management expects that such excess retail inventory will adversely affect the Company's performance for at least the next several quarters.

    The Company acquired Shelter Components in December 1997. Since that time, the Company has been integrating Shelter into Kevco by, among other things, consolidating certain corporate functions, consolidating overlapping distribution warehouses from 47 facilities to 27 shipping facilities and 5 storage only facilities and integrating multiple computer systems into one. The integration efforts are expected to be substantially complete over the next 12 to 18 months. Higher than normal costs will continue to be incurred, reducing operating income during the transition period.

CHARGES - THIRD QUARTER ENDED SEPTEMBER 30, 1999

    During the third quarter of 1999, the Company incurred charges and certain adjustments of $21.5 million, including $15.2 million of non-cash items, primarily related to the new management team's cost control initiatives or ongoing review of the Company's business. The charges of $21.5 million consisted principally of inventory reserve adjustments ($4.0 million), write-downs related to the anticipated sale of non-core assets ($4.5 million, primarily goodwill), adjustments to worker's compensation and health insurance reserves as costs have increased over prior periods due to unfavorable claims experience ($2.5 million), severance costs ($1.5 million), and charges related to a third quarter securities issuance ($6.3 million, of which $5.3 million is a non-cash charge related to the beneficial conversion feature of the Subordinated Notes issued in the third quarter). These charges have been reflected in the accompanying financial statements as follows: $5.6 million in cost of sales; $2.8 million in selling, general, and administrative expenses; $6.8 million in impairment and other special charges; and $6.3 million in debt transaction costs.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain Consolidated Statements of Operations data as a percentage of the Company's net sales.

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
                                                ------------------------       ------------------------
                                                  1999            1998           1999            1998
                                                --------        --------       --------        --------
Net sales                                          100.0%          100.0%         100.0%          100.0%
Cost of sales                                       91.2            87.2           88.8            86.6
                                                --------        --------       --------        --------

     Gross profit                                    8.8            12.8           11.2            13.4
Commission income                                    0.6             0.8            0.7             0.8
                                                --------        --------       --------        --------

     Gross margin                                    9.4            13.6           11.9            14.2
Selling, general and
     administrative expenses                        12.6            10.9           11.6            10.4
Impairment and other special charges                 3.3              --            1.0              --
                                                --------        --------       --------        --------

     Operating income (loss)                        (6.5)            2.7           (0.7)            3.8

Interest expense, net                                2.9             2.3            2.6             2.3
Debt transaction costs                               3.0              --            0.9              --
                                                --------        --------       --------        --------

     Income (loss) before income taxes             (12.4)%           0.4%          (4.2)%           1.5%
                                                ========        ========       ========        ========






COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Net sales decreased by $25.9 million, or 11.0%, to $208.7 million for the three months ended September 30, 1999 from $234.6 million for the comparable 1998 period. The Company's sales for the three months ended September 30, 1999 were adversely impacted by the general slowdown in the manufactured housing industry that has resulted from, among other things, excess retail inventory. Management expects that such excess retail inventory will adversely affect the Company's performance for at least the next several quarters.

    Gross margin decreased by $12.4 million, or 38.8%, to $19.6 million for the three months ended September 30, 1999 from $32.0 million for the comparable 1998 period, due primarily to decline in sales volume due to the manufactured housing industry slowdown, third quarter charges for inventory reserve adjustments, increases in worker's compensation and health insurance costs resulting from unfavorable claims experience in the manufacturing and wood businesses, and pricing pressures as a result of the general market slowdown. Gross margin, as a percent of net sales, decreased to 9.4% for the three months ended September 30, 1999 from 13.6% for the comparable 1998 period.

    Selling, general and administrative expenses increased by $0.8 million, or 3.1%, to $26.3 million for the three months ended September 30, 1999 from $25.5 million for the comparable 1998 period. The increase was due primarily to increases in worker's compensation and health insurance costs resulting from unfavorable claims experience, costs incurred for upgrading information systems for the distribution business and additional professional service fees. Selling, general and administrative expenses, as a percentage of net sales, increased to 12.6% for the three months ended September 30, 1999 from 10.9% for the comparable 1998 period.

    During the third quarter of 1999, impairment and other special charges of $6.8 million were incurred as part of cost improvement initiatives implemented by the Company's new management team. Such initiatives included the planned disposition of the Plastic

Solutions operation, an injection plastics manufacturing division, which operations were no longer in alignment with the Company's core business strategy, severance costs of certain executives and write-offs of other individually insignificant non-core assets.

    Net interest expense increased by $0.8 million to $6.2 million for the three months ended September 30, 1999 from $5.4 million for the comparable 1998 period. The increase in net interest expense was due to higher loan amortization costs through July 26, 1999 when the third amended and restated credit agreement was put in place and to a higher level of borrowing in the current year.

    Debt transaction costs of $6.3 million were incurred in the third quarter ended September 30, 1999. The Company incurred a charge of $5.3 million for the beneficial conversion feature related to the issuance of $23.5 million of Subordinated Notes in the third quarter ended September 30, 1999. The conversion feature in the Subordinated Notes is considered to be a beneficial conversion feature to the holder given that the quoted market price of the Company's common stock at the date the Subordinated Notes were issued was $6.75 per share, and the conversion price was $5.50 per share. As a result, the Company allocated $5.3 million of the proceeds of the Subordinated Notes to additional paid-in capital as a discount to the Subordinated Notes. The Company is required to amortize the Subordinated Notes' discount over the period for which the Subordinated Notes first become convertible. As the Subordinated Notes were immediately convertible upon issuance, the Company recognized the entire discount as a non-cash charge to debt transaction costs in the third quarter ended September 30, 1999. The remaining $1.0 million of debt transaction costs are costs associated with the amendments of the credit facilities.

    During the third quarter of 1999, the Company reviewed its net deferred tax assets under the provisions set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". In light of the general slowdown in the manufactured housing industry and the Company's near term outlook for future earnings, the Company did not recognize any income tax benefit in the third quarter and will in the future continue to evaluate the potential realization of its net deferred tax asset.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Net sales declined by $15.4 million, or 2.3%, to $663.2 million for the nine months ended September 30, 1999 from $678.6 million for the comparable 1998 period. The Company's sales for the nine months ended September 30, 1999 were lower due to the decline in third quarter sales as a result of the general slowdown in the manufactured housing industry that has resulted from, among other things, excess retail inventory.

    Gross margin decreased by $17.2 million, or 17.8%, to $79.4 million for the nine months ended September 30, 1999 from $96.6 million for the comparable 1998 period, due primarily to the decline in sales volume due to the manufactured housing industry slowdown, third quarter charges for inventory reserve adjustments, increases in worker's compensation and health insurance costs resulting from unfavorable claims experience in the manufacturing and wood businesses and pricing pressures as a result of the general market slowdown. Gross margin, as a percent of net sales, decreased to 11.9% for the nine months ended September 30, 1999 from 14.2% for the comparable 1998 period.

    Selling, general and administrative expenses increased by $7.0 million, or 9.9%, to $77.3 million for the nine months ended September 30, 1999 from $70.3 million for the comparable 1998 period. The increase was due primarily to upgrading of information systems for the distribution business, professional service fees and increases in worker's compensation and health insurance costs resulting from unfavorable claims experience. Selling, general and administrative expenses, as a percentage of net sales, increased to 11.6% for the nine months ended September 30, 1999 compared to 10.4% for the comparable 1998 period. Impairment and other special charges of $6.8 million were incurred as part of cost improvement initiatives implemented by the Company's new management team as previously discussed.

    Net interest expense increased by $2.2 million to $17.8 million for the nine months ended September 30, 1999 from $15.6 million for the comparable 1998 period. The increase in net interest expense is due to higher loan amortization costs through July 26, 1999 when the third amended and restated credit agreement was put in place and to a higher level of borrowing in the current year.

    Debt transaction costs of $6.3 million were incurred in the third quarter ended September 30, 1999. The Company incurred a charge of $5.3 million for the beneficial conversion feature on the issuance of $23.5 million of Subordinated Notes in the third quarter ended September 30, 1999. The conversion feature in the Subordinated Notes is considered to be a beneficial conversion feature to the holder given that the quoted market price of the Company's common stock at the date of the issuance of the Subordinated Notes was $6.75 per share, and the conversion price was $5.50 per share. As a result, the Company allocated $5.3 million of the proceeds of the Subordinated Note to additional paid-in capital as a discount to the Subordinated Notes. The Company is required to amortize the Subordinated Notes' discount over the period for which the Subordinated Notes first become convertible. As the Subordinated Notes were immediately convertible upon issuance, the Company recorded the entire discount as a non-cash charge to debt transaction costs in the third quarter ended September 30, 1999. The remaining $1.0 million of debt transaction costs are costs associated with the amendments of the credit facilities.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has been financed through cash flow from operations, borrowings under its bank credit facilities, proceeds from its November 1996 initial public offering, net proceeds of $32.6 million related to the investment made by the Trust in July 1999, and proceeds from the issuance of $105.0 million of Senior Notes.

    Net cash generated by operating activities was $1.1 million and capital expenditures were $6.9 million for the nine months ended September 30, 1999. Capital expenditures for the nine months included $4.1 million for the replacement of the Duo-Form operation destroyed by fire in 1998. In addition, the Company received proceeds of approximately $6.0 million from the sale of its airplane and other property and equipment. The Company is obligated to make payments on various capital leases in varying amounts, maturing through 2007 as well as payments, in varying amounts, under various noncompete and consulting agreements, that are related to recent acquisitions, maturing through 2002.

    In December 1997, the Company issued $105.0 million of Senior Notes under the Indenture to complete the Shelter Acquisition. Interest is payable on June 1 and December 1 of each year commencing June 1, 1998. The Senior Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after December 1, 2002, at the redemption prices set forth in the Indenture. In addition, at any time on or before December 1, 2000, the Company may redeem up to 35.0% of the original aggregate principal amount of the Senior Notes with the net proceeds of a public equity offering at a redemption price equal to 110.375% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption.

    Concurrently with the execution and delivery of the Indenture, the Company and its lenders entered into the second amended and restated credit agreement at the closing of the Shelter Acquisition to allow for aggregate senior borrowings of up to $125.0 million comprised of a revolving credit facility of $45.0 million and two term loan facilities aggregating $80.0 million requiring quarterly installments. The term loans and revolving credit facility were collateralized by substantially all of the assets of the Company and its subsidiaries, including the capital stock or equity interests of such subsidiaries.

    In February 1999, the Company and its lenders entered into a third amendment and waiver to the second amended and restated credit agreement, which provided for an incremental commitment of $5.0 million due March 31, 1999 and pursuant to which the Company's lenders waived any event of default due to the Company's violation of the leverage ratio covenant and fixed charge coverage ratio covenant of such credit agreement through March 31, 1999. In March 1999, the Company requested and obtained from its lenders an additional $5.0 million incremental commitment and an extension of the maturity date on the aggregate $10.0 million in incremental commitment (the "Incremental Commitment") and a waiver of any events of default to April 15, 1999.

    In April 1999, the Company and its lenders entered into a fourth amendment and waiver to the second amended and restated credit agreement. This amendment contained revised financial covenants effective for the quarters ended March 31, 1999 through June 30, 2000 and a waiver of certain events of default. Under this amendment, the Incremental Commitment would have matured on June 30, 1999.

    In July 1999, the Company and its lenders entered into the third amended and restated credit agreement, which restructured the terms and conditions in regard to applicable rates, covenants and maturity. Under the third amended and restated credit agreement, the Company may borrow under either a base rate or LIBOR rate with a cost determined based upon certain compliance ratios in the covenants. The $45.0 million revolving credit facility matures in December 2003; the term A Facility for $36.9 million matures in December 2003; and the term B Facility for $38.8 million matures in December 2004. The Company may also be required to repay amounts earlier than scheduled as a result of asset sales, excess cash flow from operations, issuance of new debt or issuance of new equity. Interest payments on the revolving credit facility and base rate denominated term loans are payable quarterly. Interest payments on LIBOR based loans are due at the end of the contracted term. The term loans require quarterly payments which increase over the life of each respective term. The term loans and revolving credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries, including the capital stock or equity interests of such subsidiaries.


    In October 1999, the Company and its lenders entered into a first amendment to the third amended and restated credit agreement pursuant to which the initial principal payment of the facility A term loan was deferred from March 31, 2000 to June 30, 2000.

    The third amended and restated credit agreement includes leverage ratio, fixed charge coverage ratio and net worth minimum covenants. In addition, each of the third amended and restated credit agreement and the Indenture contain certain covenants that include, but are not limited to, restrictions or limitations on the following: the incurrence of additional debt or liens; the sale of certain assets; the ability to consolidate or merge with another entity; the entering into certain transactions with affiliates; and the engagement in certain lines of business. The third amended and restated credit agreement and the Indenture also generally prohibit the payment of dividends by the Company on its common stock. The Company does not anticipate paying cash dividends on its common stock in the foreseeable future and intends to retain its earnings to support operations and repay indebtedness.

    In July 1999, the Company completed a transaction as a result of which the Trust acquired an aggregate of $37.0 million in value of the Company's common stock, Subordinated Notes and warrants. As a result of the transaction, the Trust now owns approximately 28% of the Company's outstanding voting stock. Assuming full conversion of the Subordinated Notes and exercise of the warrants, the Trust would own approximately 46% of the voting common stock and all of the non-voting common stock of the Company. See Part II, Item 2 - "Changes in Securities and Use of Proceeds," for additional information concerning the securities issued in connection with such transaction.

    For the nine months ended September 30, 1999, average days sales in receivables were 25 compared to 25 for the prior year comparable period, average days sales in inventory were 43 compared to 41 for the prior year comparable period and average days sales in payables were 27 compared to 27 for the prior year comparable period.

    A prolonged deterioration in industry conditions could have a material adverse impact on the Company's liquidity and access to capital. In such event, there can be no assurance that the Company would be able to access alternative capital sources, or that such sources would not be at a cost in excess of the Company's current cost of capital.

YEAR 2000

    BACKGROUND. Many computer systems and equipment with embedded computer chips in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems and equipment may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations.

    STATE OF READINESS. During 1998, the Company began its assessment of Year 2000 issues and established a Year 2000 project plan with the Chief Information Officer as the project leader and engaged third-party consultants to assist in the evaluation of systems and issues. The plan can be described in the following phases:

Phase I -- identification and assessment of the Year 2000 issues for the Company's various internal systems and equipment;

Phase II -- remediation, including modification, upgrading and replacement of hardware and software; and

Phase III -- testing to ensure Year 2000 compliance.

    The Company is applying all aspects of this plan, with the assistance of third-party consultants, to both its information technology ("IT") systems and non-IT systems. The Company's computer equipment and software that is considered an IT or business system includes systems used to manage customer orders, inventory, manufacturing, accounting functions, and telecommunications. Non-IT systems include manufacturing equipment, alarm systems, security devices, HVAC units, fax machines and other miscellaneous systems.

    The Company believes that it has identified and assessed the internal business systems that are susceptible to system failures or processing errors as a result of the Year 2000 issue. Those systems considered most critical to continuing operations have received the highest priority. The Company has six primary business systems that support operations. A majority of the remediation efforts for these systems will consist of the Company performing an upgrade. Five of these systems have been upgraded to Year 2000 compliant versions, thoroughly tested using appropriate Year 2000 scenarios, and successfully placed into production. Remediation is complete for the one remaining business system, with testing scheduled for completion in the fourth quarter 1999.

    In addition to the remediation of the information systems, the Company is currently addressing its non-IT systems. During 1998, an assessment of the Company's manufacturing equipment was performed. The results of the assessment revealed no date sensitive manufacturing equipment, thus decreasing the risk of any Year 2000 related manufacturing problems. During 1999, an assessment of other miscellaneous non-IT equipment was performed. This assessment revealed no significant Year 2000 issues.

    The following chart is for summary purposes only and is qualified in its entirety by reference to the discussion above.

          ===================================================================================================================
                                       PROGRAM AREA                                       STATE OF READINESS STATUS
          ===================================================================================================================

                                                -----------------------------------------------------------------------------
          INTERNAL IT SYSTEMS                   5 systems                          Phase III Complete
                                                -----------------------------------------------------------------------------
                                                1 system                           Phase II completed and Phase III estimated
                                                                                   to be completed Q4 1999
                                                -----------------------------------------------------------------------------
          NON-IT SYSTEMS                        Manufacturing                      Not Applicable -- Phase I revealed no date
                                                                                   sensitive equipment
                                                -----------------------------------------------------------------------------
                                                Other                              Not Applicable -- Phase I revealed no date
                                                                                   sensitive equipment
          ===================================================================================================================

    THIRD PARTIES. The Company is reviewing, and has initiated formal communications with critical third parties that provide or purchase services or goods that are essential to the Company's operations. This is being done in order to determine the extent to which the Company is vulnerable to any failure by such third parties to remediate their respective Year 2000 problems, and to resolve such problems to the extent practicable. In connection with this assessment, the Company is reviewing all significant contractual and other obligations with third parties to ensure compliance in the event of a Year 2000 problem. The assessment of these business partners will be ongoing, but all significant third-party communications and the related risk assessments were completed during the third quarter of 1999. The uncertainty associated with third-party readiness, however, cannot be eliminated as the accuracy and availability of third-party representations is outside the Company's control. In the event that the Company is unable to obtain satisfactory assurance that a critical third-party provider/customer has successfully and timely achieved Year 2000 compliance, and the Company is unable to replace such a provider/customer with an alternative provider/customer, the Company's operations could be materially adversely impacted. Currently, there is no known contractual liability to any third party if all or a portion of the Company's IT or non-IT systems are not Year 2000 compliant.

    COSTS. The Company currently estimates that its total Year 2000 project expensed costs will be approximately $1.3 million. Through September 30, 1999, the Company has spent approximately $1.2 million on Year 2000 project costs. The Company has funded, and expects to continue to fund, the expenditures related to its Year 2000 initiatives either through cash generated from operations and current working capital, or if required, its existing revolving credit facilities.

    RISKS. Based on the progress it has made in addressing its Year 2000 issues and its plan and timetable to complete its compliance program, the Company does not currently foresee significant risks associated with its Year 2000 issues. However, management believes that it is not possible to determine with complete certainty that all Year 2000 problems affecting the Company have been identified or will be corrected. Likewise, because of its progress in addressing the various Year 2000 issues, the Company has not yet determined the most likely worst case scenario relating to Year 2000 problems. Nevertheless, management expects that the Company could likely suffer the following consequences: (1) a significant number of operational inconveniences and inefficiencies for the Company and its customers that could divert management's time and attention and financial and human resources from its ordinary business activities; and (2) a lesser number of serious system and/or operational failures that may require significant efforts by the Company to prevent or alleviate material business disruptions.

    CONTINGENCY PLANNING. The Company has not yet completed a comprehensive contingency plan with respect to the Year 2000 issue, but intends to have a plan developed and implemented during the fourth quarter of 1999. The contingency planning process is an ongoing one that will require further modifications as the Company obtains additional information regarding the Company's progress on the remediation phases of its IT and non-IT systems, and on the status of third-party Year 2000 readiness. The Company's core business processes, as currently managed by the IT systems, can, if necessary, operate for a limited time period on a manual, non-computerized basis. If the Company is required to implement any of these contingency plans, the implementation could have a material adverse effect on the Company's financial condition and results of operations.

FORWARD-LOOKING STATEMENTS

    This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Similar statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Although the Company believes that the expectations in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict all the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the Company's substantial leverage and its effects on the Company's ability to obtain additional capital as needed, the Company's ability to integrate its operations and successfully implement new management information systems, the Company's success in addressing and remediating Year 2000 related issues, the Company's ability to operate its new manufacturing facilities, customer demand for manufactured housing and recreational vehicles, the effect of economic conditions including inflation and sensitivity to interest rates, the impact of raw materials prices, volatility within the manufactured housing industry, the Company's ability to maintain profitability in the event of the loss of a significant customer and other risks detailed from time to time in the reports filed by the Company with the Commission, including the Company's Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is subject to interest rate risk on its term loans and revolving credit facility. Interest rates are fixed on the Senior Notes, Subordinated Notes and Capitalized Lease Obligations. At September 30, 1999, the Company's exposure to these risk factors was not significant and had not materially changed from December 31, 1998.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    On July 26, 1999, the Company completed a transaction as a result of which the Trust acquired an aggregate of $37.0 million in value of the following securities (the "Transaction):

    (i) 2,700,000 newly issued shares of the Company's common stock ("Common Stock") for a purchase price of $5.00 per share;

    (ii) five-year warrants (the "Warrants") to acquire an aggregate of 1,743,182 shares of a new class of non-voting common stock of the Company (the "Non-Voting Stock") for a purchase price of $5.50 per share; and

    (iii) $23.5 million in principal amount of senior subordinated convertible notes of the Company divided into two tranches - Tranche A in the principal amount of $17.0 million (the "Tranche A Notes") and Tranche B in the principal amount of $6.5 million (the "Tranche B Notes" and with the Tranche A Notes, the "Subordinated Notes").

    The Tranche A Notes will be exchangeable at the holders' option for 3,090,909 shares of a newly-created series of preferred stock of the Company -- Series A 10-3/8% Convertible Pay-in-Kind Voting Preferred Stock ("Voting Preferred Stock") -- or directly into 3,090,909 shares of Common Stock, in each case at an initial exchange ratio of $5.50 per share. Shares of Voting Preferred Stock, when and if issued in exchange for Tranche A Notes, will be entitled to vote together with the Common Stock on an as converted basis. The Voting Preferred Stock will be convertible on a share-for-share basis into Common Stock. The Tranche B Notes will be exchangeable at the holders' option for 1,181,818 shares of a second newly-created series of preferred stock of the Company -- Series B 10-3/8% Convertible Pay-in-Kind Non-Voting Preferred Stock ("Non-Voting Preferred Stock" and with the Voting Preferred Stock, the "Preferred Stock") -- or directly into 1,181,818 shares of Non-Voting Stock, in each case at an initial exchange ratio of $5.50 per share. Shares of Non-Voting Preferred Stock will have no voting rights. The Non-Voting Preferred Stock will itself be convertible into an equal number of shares of Non-Voting Stock. Interest on the Subordinated Notes may be paid in cash or, at the Company's option, continue to accrue unpaid in which case a holder of the Subordinated Notes may elect to have all accrued interest paid in shares of Non-Voting Preferred Stock. Dividends on the Preferred Stock may, at the Company's option, be paid either in cash or in additional shares of Non-Voting Preferred Stock. The Subordinated Notes and any Preferred Stock that may be issued in exchange for Subordinated Notes will be callable by the Company beginning July 26, 2002. On November 2, 1999, the Company filed a definitive proxy statement with the Commission relating to the Annual Meeting of Shareholders to be held November 22, 1999. At this meeting, the shareholders of the Company will vote upon the amendment to the Articles of Incorporation necessary to provide for the creation of the Non-Voting Stock and the Preferred Stock. The convertible securities contain standard antidilution provisions.

    In addition to the 2,700,000 shares of Common Stock, if the Subordinated Notes and Warrants were fully converted and exercised, the Company would issue an additional 6,015,909 shares of Common Stock and Non-Voting Stock - making an aggregate of

8,715,909 shares potentially issuable in connection with the Transaction (excluding shares potentially issuable as interest or dividends on the Subordinated Notes and Preferred Stock).

    Since the Transaction did not involve any public offering, securities issued by the Company pursuant to the Transaction are exempt from registration in accordance with section 4(2) of the Securities Act of 1933, as amended.

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

                  3.3             - First Amendment to Bylaws of Kevco, Inc.,
                                    as amended.(12)

                  10.1            - Amendment No. 2 to 1995 Stock Option Plan
                                    (Amended and Restated 1995 Stock Option Plan of Kevco, Inc.) and Supplementary Letter.(1)*

                  10.2            - 1996 Stock Option Plan of Kevco, Inc., as
                                    amended, and Supplementary Letter.(1)*

                  10.3            - Lease between K & E Land & Leasing and
                                    Kevco, Inc. dated December 1, 1977.(1)

                  10.4            - Amendment No. 1 to Lease, by and between
                                    K & E Land & Leasing and Kevco, Inc. dated
                                    March, 1982.(1)

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

                  10.12           - Amendment No. 1 to Equipment Lease
                                    Agreement between K & E Land & Leasing and
                                    Kevco, Inc. dated February 12, 1993.(1)

                  10.13           - Amendment No. 2 to Equipment Lease
                                    Agreement between K & E Land & Leasing and
                                    Kevco, Inc. dated October 26, 1993.(1)

                  10.14           - Amendment No. 3 to Equipment Lease
                                    Agreement between K & E Land & Leasing and
                                    Kevco, Inc. dated May 23, 1994.(1)

                  10.15           - Deferred Compensation Agreement between
                                    Kevco, Inc. and Clyde A. Reed, Jr. dated May
                                    24, 1977.(1)*

                  10.16           - Amendment No. 1 to Deferred Compensation
                                    Agreement dated May, 1980.(1)*

                EXHIBIT
                NUMBER                      DESCRIPTION OF EXHIBITS

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

                EXHIBIT
                NUMBER                      DESCRIPTION OF EXHIBITS

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

                EXHIBIT
                NUMBER                      DESCRIPTION OF EXHIBITS

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

                  10.60           - Third Amended and Restated Credit
                                    Agreement. (10)

                  10.61           - Tranche A Senior Subordinated Exchangeable
                                    Note, dated July 26, 1999(12)

                  10.62           - Tranche B senior Subordinated Exchangeable
                                    Note, dated July 26, 1999(12)

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

                  10.69           - First Amendment to Credit Agreement dated
                                    October, 1999 by and among the Banks listed
                                    on the signature pages thereof ("the
                                    Lenders"), Kevco, Inc., and NationsBank,
                                    N.A. as Administrative Agent for the Lenders
                                    (13)

                  27.1            - Financial Data Schedule. (13)

----------

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

(5) Schedules and similar attachments to this exhibit have not been previously filed herewith, but the nature of their contents is described in the body of this exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.

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

(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1999 and incorporated herein by reference.

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

      The Company filed a Current Report on Form 8-K dated July 26, 1999, announcing consummation of the transactions contemplated by the Securities Purchase Agreement transaction.

      The Company filed a Current Report on Form 8-K dated August 3, 1999, announcing that the Company had dismissed PricewaterhouseCoopers LLP as, and engaged Ernst & Young, LLP as, the Company's independent accountants.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               KEVCO, INC.

Date:    November 15, 1999

                                               By: /s/ James A. Johnson
                                                   -----------------------------
                                                   James A. Johnson
                                                   Executive Vice President
                                                   (Principal Financial Officer)

                                   KEVCO, INC.

                                  EXHIBIT INDEX

  EXHIBIT NO.        DESCRIPTION
     10.69           First Amendment to Credit Agreement dated October, 1999
                     by and among the Banks listed on the signature pages
                     thereof (the "Lenders"), Kevco, Inc., and NationsBank,
                     N.A.

     27.1            Financial Date Schedule.