Form 10-K405
period 1999-12-21
KEVCO INC
filed 2000-03-30
CIK 1021706

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
      [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 000-21621

                                  KEVCO, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                       75-2666013
       (State or other jurisdiction of
       incorporation or organization)                      (IRS Employer ID No.)
             UNIVERSITY CENTRE I
          1300 S. UNIVERSITY DRIVE
                  SUITE 200
              FORT WORTH, TEXAS                                 76107-5734
  (Address of principal executive offices)                      (Zip Code)

                                 (817) 885-0000
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
   Common Stock, par value $0.01 per share             Nasdaq Small Cap Stock Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock of the registrant held by non-affiliates of the registrant was $6,188,894 on March 21, 2000, based on the closing price of the registrant's Common Stock on such date of $2.00 per share, as reported on The Nasdaq Stock Market.

     As of March 21, 2000, 9,563,487 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual meeting of shareholders of the registrant to be held during 2000 are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. DESCRIPTION OF BUSINESS

     Kevco, Inc. ("Kevco" or the "Company," includes, unless the context otherwise requires, its direct and indirect subsidiaries) believes it is the largest wholesale distributor of building products to the manufactured housing and recreational vehicle ("RV") industries. The Company also manufactures wood products including roof trusses and lumber cut to customer specifications, laminated wallboard products, thermoformed bathtubs, shower enclosures and tub wall surrounds for the manufactured housing and RV industries.

     Through its 25 distribution centers (as of December 31, 1999), the Company distributes more than 35,000 different inventory items to approximately 520 manufactured housing, RV and other manufacturing facilities throughout the United States. The Company is one of only a few companies capable of providing national distribution of building products to the manufactured housing and RV industries. The Company distributes a full line of products used in the production of manufactured homes, including plumbing fixtures and supplies, insulation, roof shingles, patio doors, aluminum, vinyl and wood windows, wood and vinyl siding, fireplaces, electrical components and hardware, fasteners, power tools and mill supplies. In 1999, approximately 16% of the Company's net sales were derived from plumbing products, 8% from electrical products, 21% from hardware, fasteners, tools and mill supplies, 18% from wood products, 6% from thermoformed plastic products, 9% from laminated wallboards and 22% from other building products. See note 14 to the consolidated financial statements for the years ended December 31, 1999, 1998, and 1997, for additional segment data.

     The Company believes that it provides a cost-effective form of distribution that offers value to both the Company's suppliers and producers of manufactured homes and RVs. The Company believes that it provides significant benefits to its suppliers by placing large orders at regular intervals, thereby enabling its suppliers to achieve efficient and cost-effective production planning and economies of scale. In addition, the Company markets and sells its suppliers' products directly to the manufactured housing and RV industries. As a result, the Company believes it reduces its suppliers' inventory carrying, marketing and distribution costs. The Company also believes that it provides significant benefits to its customers as a result of its ability to respond on a same day shipment basis to a majority of its customers' orders, thus reducing the amount of inventory they must maintain. Furthermore, the Company assists its customers in inventory management, product support, training and implementing cost saving measures, all of which are services that the Company believes most building products manufacturers and distributors cannot provide in a cost-effective manner. The Company believes that the specialized product knowledge and high level of service provided by its personnel result in strong relationships between the Company and its suppliers and customers.

     The Company is organized into three separate segments; Manufacturing, Wood, and Distribution. All three segments market to the manufactured housing and recreational vehicle industry and are impacted by the same economic trends as the business as a whole. The Manufacturing segment produces thermoformed products, such as bathtubs and shower enclosures, and laminated wallboard products. The Wood segment produces roof trusses and lumber cut to customer specifications. The Distribution segment wholesales component parts and raw materials used in the construction of manufactured housing and recreation vehicles. For further information on the Company's segments see note 14 to the consolidated financial statements.

INDUSTRY

     For the year ended December 31, 1999, approximately 86% of the Company's net sales were to producers of manufactured homes. A manufactured home is a complete single-family residence that is built in a factory and transported to a site. Manufactured homes offer most of the amenities of, and are generally built with the same materials as, site-built homes.

     The Company believes that the manufactured housing industry experienced a slow-down in retail sales of over an estimated 10% in 1999 compared to the levels of 1998. According to the U.S. Census Bureau, shipments of manufactured homes to dealers were down 6.7% in 1999 versus 1998. The Company believes this slow-down was caused by, among other things, lenders tightening their approval requirements on marginal buyers, fewer lenders participating in the manufactured housing market, and an oversupply of retail dealer inventory.

     Manufactured housing has historically served as one of the most affordable alternatives for the homebuyer. According to the Manufactured Housing Institute, in 1998 the average cost per square foot was $26.81 for a single-section manufactured home and $31.89 for a multi-section manufactured home, as compared to an average cost of $62.29 per square foot for a site-built home, each excluding land costs. In 1998, reported sales of new manufactured homes totaled approximately $16.3 billion (at retail). The Manufactured Housing Institute also reported manufactured home shipments of approximately 349,000 homes in 1999 and 373,000 homes in 1998 (which represents approximately 28% and 30% of all new single family homes sold in 1999 and 1998, respectively).

     The ten highest volume producers of manufactured homes in 1998 reportedly accounted for approximately 78% of total manufactured home shipments in that year. Management believes that only a few distributors are capable of distributing a broad line of building products to meet the needs of these manufacturers on a national basis.

     For the year ended December 31, 1999, approximately 12% of the Company's net sales were to producers of RVs. RVs are motorized and non-motorized vehicles that provide comfortable, self-contained living facilities for short periods of time, but are not generally designed for permanent living. RV shipments to retailers reportedly totaled approximately 321,000 units in 1999. Historically, demand for RVs has been influenced by a number of factors, including the availability and terms of financing to dealers and retail purchasers, motor fuels and fuel prices, as well as general economic conditions.

BUSINESS STRATEGY

     Kevco's primary objective is to maintain and strengthen its position as the largest national distributor of building products to the manufactured housing and RV industries. To achieve its objective, the Company has adopted a strategy based on the following key elements:

     Provide Superior Customer Service. The Company believes its success is primarily attributable to its emphasis on customer service and that providing a high level of customer service leads to long-term relationships with customers. The Company's operating philosophy is based on a commitment to Total Quality Management, which emphasizes at every level an awareness of, and accountability for, customer needs and effective communication both internally and externally. Consistent with this commitment, the Company strives to achieve maximum responsiveness to customer orders and to assist its customers in controlling costs, improving their materials resource planning, and facilitating their just-in-time inventory procurement needs. The Company's sales representatives, who have an average of approximately seven years of experience with the Company, play an important role in training customers in the proper installation of products and assisting in their inventory management.

     Realize Acquisition Synergies. The Company believes that its continued success will depend, in part, on its effectively integrating the Company's operations with those it acquired through the acquisition of Shelter (December 1997, adding distribution facilities, plastic and laminating manufacturing facilities as well as expanded customer base), Bowen (February 1997, adding additional drapery and hardware products, industrial tapes and adhesives), Service Supply (June 1995, adding national exposure, electrical products and wood truss manufacturing facilities), among others. The Company has prioritized the integration of its various distribution information systems into a single hardware and software platform, which the Company believes will ultimately result in better inventory management and lower distribution costs. This integration should be complete by the end of the third quarter of 2000. The Company is evaluating ways to continue to reduce administrative and facility redundancies through the integration and streamlining of the Company's accounting and information systems, the consolidation of warehouses and administrative functions, and the sale or subletting of vacant facilities.

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

     Increase Customer Penetration and Product Offerings. Kevco supplies over 95% of all manufactured housing plants in the United States with one or more product lines. This established customer base provides the Company with an opportunity to supply a greater portion of its customers' building products needs as the customers seek to reduce the number of their suppliers. With its existing national distribution infrastructure, the Company believes that additional products from its existing product lines can be offered to customers without significant additional overhead cost.

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

     Cost Saving Measures. The Company's sales force also works with the Company's customers and suppliers in suggesting and implementing cost saving measures. Kevco actively works to find ways for producers of manufactured homes or RVs to reduce the number of stock-keeping units ("SKUs") they use in production in order to further reduce their inventories. In its wood products operations, Kevco builds steel forms to its customers' specifications to ensure the dimensional tolerances of the roof trusses it manufactures, as strict adherence to design specifications translates into reduced manufacturing costs for Kevco's customers. Additionally, developing and following quality control based policies and procedures has provided substantial savings on the products produced by Kevco, and the engineering staff of Kevco is prepared to assist customers with parts consolidation and redesign.

     Marketing/Distribution Network. Kevco believes that its suppliers also benefit by utilizing Kevco's extensive marketing and distribution network. The Company also believes that it is generally not cost effective for its suppliers to provide the same level of service and delivery responsiveness as Kevco to producers of manufactured homes and RVs.

PRODUCTS

     The Company believes it distributes one of the most comprehensive product lines in the industry to manufacturers of RVs and manufactured homes. Kevco inventories and distributes approximately 35,000 stock keeping units (SKUs). The following is a brief description of the products the Company distributes:

     Plumbing Products. Kevco distributes a wide variety of plumbing fixtures and supplies including tubs, toilets, faucets, ABS pipe, connectors, fittings, drain waste vent systems and potable water systems. Kevco supplies substantially everything necessary to carry water into and out of a manufactured home or RV.

     Building Products. Kevco distributes a wide variety of building products, including windows, wood molding, vinyl siding, visqueen, gypsum board, parquet wood flooring, insulation, roof shingles, patio doors, fireplaces, kitchen cabinetry and water heaters.

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

     Electrical Components. Kevco distributes electrical components, including wire, wiring devices, power generators, load-centers, circuit breakers, panels and 110 and 12-volt lighting.

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

     Laminated Wallboard Products. Kevco manufactures and distributes laminated wallboard products primarily for the manufactured housing and RV industries and, to a lesser extent, manufactures laminated wall shelving systems for the retail home improvement and retail fixture industries.

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

     Sales representatives, consisting of salespersons and sales managers, are all Company employees. Non-management sales representatives are generally compensated on a salary and incentive-based compensation arrangement. The incentive portion of a salesperson's compensation is based on a percentage of the profits of the sales region "profit center" in which that salesperson operates. The incentive portion of the sales manager's compensation is determined by a variety of factors, which include the profit center's sales and returns.

     Kevco maintains active customer relationships with approximately 520 manufactured home production plants and RV production plants in 45 states. The Company's two largest customers, Champion Enterprises, Inc. and Fleetwood Enterprises, Inc., accounted for approximately 16% and 11%, respectively of Kevco's net sales in 1999. Although the Company has ongoing supply relationships with these customers, it does not have a formal supply contract with these customers or most of its other customers. The Company's business could be adversely affected if these customers, or other major customers, substantially reduced or discontinued purchases from the Company. Further, the Company can give no assurance that its sales to such customers will continue at historical levels. The Company believes that it has good relationships with each of its manufactured home and RV customers.

DISTRIBUTION

     Kevco distributes products through 25 distribution centers strategically located near its customers' manufacturing plants in order to provide prompt delivery and responsive customer service. In most cases, the Company's desired service area is within a 250-mile radius of each distribution center. The Company generally uses a decentralized management structure that emphasizes individual distribution center profit-and-loss responsibility. A distribution center is typically comprised of warehouse and receiving space, secure outdoor holding space and office space. Local sales efforts are coordinated and supported at the distribution centers. The remaining distribution center activities relate to receiving, storing and delivering products.

     Substantially all of Kevco's distribution centers are equipped with real-time management information systems that allow the distribution centers to control and monitor inventory levels, perform invoicing and order entry, and establish delivery schedules and routes. Corporate management also uses the Company's information systems to monitor sales, inventory and profitability by distribution center. As a result of the recent acquisitions, the Company maintains multiple management information systems, some of which co-exist in individual warehouse distribution centers. The Company is currently in the process of merging the multiple systems into one, with the process scheduled to be complete in the third quarter of 2000. Although each system provides accurate management and financial information, the multiple systems are less efficient than one system in disseminating management information on a timely and accurate basis.

     Inventories are kept on the perpetual method, with periodic physical counts of items in each warehouse. A complete physical inventory count is performed twice a year. For book and tax purposes, the Company records purchased inventories using a weighted average cost method.

     In most cases, the Company warehouses products before distributing them to customers. Kevco delivers the products it sells either by Company truck or common carrier. Delivery is a key component of Kevco's dedication to customer service and is a competitive requirement. In some instances, suppliers will "drop ship" products directly to Kevco's customers, with Kevco retaining responsibility for selling, billing and collection. Also, under certain arrangements, the Company receives fees for warehousing, delivering, selling or other services without taking title to the products. Kevco records such fees as commission income in the Consolidated Statements of Operations.

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

     While the loss of a major supplier could have a material adverse effect on the Company's business, the Company believes alternative suppliers for similar products in each of its product lines are generally available. In addition, raw material used by the Company for its manufactured products are generally available from a number of sources and loss of any one source would not have a material adverse effect on the Company. The Company believes its relations with its suppliers are generally good, though the Company believes that its substantial leverage and decline in profitability has, in some cases, strained its supplier relationships. In the event that a group of the Company's suppliers were to decline to sell product to the Company on credit at a time when the Company did not have the necessary liquidity to make payment within normal payment terms or otherwise make acceptable payment assurances, the Company's business could be materially and adversely affected unless alternative suppliers were then willing to sell such product to the Company on credit.

     The Company has established a Supplier Certification Program, in which the Company identifies the performance level of a supplier to Kevco and benchmarks such performance on a regular basis. Such benchmarking criteria include minimum order fill rates and other factors.

MANUFACTURING

     Kevco manufactures wood products, laminated wallboard products, and thermoformed bathtubs, shower enclosures and tub wall surrounds.

     The Company manufactures wood products for distribution principally to producers of manufactured homes. Kevco's wood products include roof trusses and lumber cut to customer specifications for structural support within the manufactured home unit. Each of the Company's roof trusses is built to meet the customer's specific requirements.

     Kevco utilizes automated saws to reduce the cutting time needed to process raw wood, and fabricates steel forms based on customer specifications in order to ensure the dimensional tolerances of its roof trusses. The quality and structural strength of roof trusses are monitored closely by a HUD approved third party. Wind zone construction standards require that roof trusses sold for use in certain regions meet increased strength benchmarks. Roof trusses that meet exacting specifications can reduce customer installation costs. The Company believes that its ability to produce roof trusses of consistent quality that adhere to customer specifications provides a competitive advantage.

     The Company manufactures laminated wallboard products primarily for the manufactured housing and RV industries and, to a lesser extent, manufactures laminated wall shelving systems for the retail home improvement and retail fixture industries. Decorative paper or vinyl wall coverings are laminated onto 4' x 8' sheets of gypsum, MDF or lauan and are shipped directly to the customers from one of Kevco's five manufacturing facilities that produce this type of product, located in Indiana, Georgia, North Carolina, Tennessee and Texas.

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

WARRANTY AND RETURNS

     Kevco's customers generally rely on the warranties issued by the manufacturer of the products sold by the Company. Kevco generally provides a one year limited warranty on the products it sells, which warranty covers the product and service calls. The Company's warranty on the product itself is generally not utilized because the product manufacturer provides a more comprehensive warranty. The Company's warranty expense in 1999 was approximately $350 thousand. Kevco also has an informal, unwritten return policy under which Kevco will generally accept the nonwarranty return of unused products, after inspection by Kevco personnel, for a restocking charge.

     In the event a manufactured home experiences a failure of a roof truss manufactured by the Company, the Company will inspect the home to determine whether there is a covered defect in the roof truss. If a covered defect is discovered, the Company generally pays to replace the roof truss and the roof. The Company has had two claims in the past three years. The Company also maintains a limited warranty on its thermoformed products, which generally ranges from one to five years, covers defects in materials and workmanship by repair or replacement of the defective item and excludes labor and consequential damages.

COMPETITION

     The building products wholesale distribution industry is highly competitive. Numerous companies, both public and private, are in direct competition with the Company and several of those competitors have greater financial and/or other resources than the Company. The Company believes its prices, wide array of products and ability to deliver on short notice are competitive.

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

EMPLOYEES

     As of December 31, 1999, the Company employed 2,238 persons. The Company is a party to a collective bargaining agreement, which covers certain employees at one of the Company's facilities in Elkhart, Indiana. The Company has not experienced any work stoppages as a result of labor disputes and the Company considers its employee relations to be good.

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

                                   MANAGEMENT

     The following table sets forth certain information as of March 30, 2000, concerning the Company's officers and certain key employees. Inclusion in this list as an officer or key employee is not intended to act as an admission that such individual is or will become subject to Section 16 under the Exchange Act.

NAME                                   AGE                      POSITION
----                                   ---                      --------
Frederick B. Hegi, Jr. ..............  56    Chairman of the Board, President and Chief
                                             Executive Officer
Clyde A. Reed, Jr. ..................  64    Executive Vice President
James A. Johnson.....................  46    Executive Vice President, Secretary and
                                             Director
Joseph P. Tomczak....................  44    Executive Vice President and Chief Financial
                                             Officer
Dan Russell Hardin...................  41    President -- Distribution Group
C. Lee Denham........................  51    President, Sunbelt Wood Components

     Frederick B. Hegi, Jr. has served as Chairman, President, and CEO since July 26, 1999. He is a general partner of various Wingate entities, including the indirect general partner of Wingate Partners II, L.P. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity & Capital Resources). Mr. Hegi also is the Chairman of United Stationers, Inc., a wholesale distributor of paper products and office supplies ("United Stationers"); Chairman of Loomis, Fargo & Co., an armored car service company; Chairman of Tahoka First Bancorp, Inc., a bank holding company; Chairman of Cedar Creek Bancshares, Inc., a bank holding company; a director of Pro Parts Xpress, Inc., a wholesale distributor of automotive parts ("Pro Part Xpress"); a director of Lone Star Technologies, Inc., a manufacturer of tubular products; and a director of Texas Capital Bancshares, Inc., a bank holding company. Mr. Hegi received his B.B.A. from Southern Methodist University, his M.B.A. from Harvard Business School and his Ph.D. from the University of Texas.

     Clyde A. Reed, Jr. has served as Executive Vice President of the Company since 1986. From 1991 to July 1999 Mr. Reed served as the Chief Operating Officer of the Company. Mr. Reed also served as a director of the Company from 1996 until his resignation in January 1999.

     James A. Johnson has served as a director since July 26, 1999. Mr. Johnson also currently serves on both the compensation committee and the executive committee. He is a general partner of various Wingate entities, including the indirect general partner of Wingate Partners II, L.P. Mr. Johnson joined Wingate Partners, L.P. in 1990. Mr. Johnson currently serves as a director of Pro Parts Xpress and of United Stationers. Mr. Johnson received his B.S. in industrial engineering from Stanford University and his M.B.A. from the Stanford Graduate School of Business.

     Joseph P. Tomczak joined Kevco on January 17, 2000 as Executive Vice President and Chief Financial Officer. Before coming to Kevco, Mr. Tomczak was Vice President and Corporate Controller at Outboard Marine Corporation and prior to that held the same title at Alliant Foodservice, Inc., the second largest foodservice distribution company in America. He received his Masters of Management Degree from Northwestern University's Kellogg Graduate School of Management and his B.A. in Accounting and Business Administration from Augustana College. Mr. Tomczak is a C.P.A.

     Dan Russell Hardin has served as the President of the Company's Distribution Group since July 1999. From 1998 to July 1999, Mr. Hardin served as Executive Vice President of the Company. Mr. Hardin also served as the Company's Vice President of Sales from 1995 to 1998. Prior to joining the Company, Mr. Hardin served as the National Sales Manager of Service Supply Systems, a distribution company. Mr. Hardin received his B.B.A. in business from the University of Georgia.

     C. Lee Denham currently serves as President of the Sunbelt Wood Components Group of the Company. Mr. Denham founded Sunbelt Wood Components, Inc., a fabricated structural products company, in 1981 and served as its president since that time. He joined the Company in 1995, when Kevco purchased Service Supply Systems, Inc., the then-owner of Sunbelt Wood Components. Mr. Denham received his B.B.A. in marketing from the University of Georgia.

                  FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     This report contains forward-looking statements that involve risks and uncertainties. Actual results could differ from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this report.

CYCLICAL NATURE AND SEASONALITY OF THE MANUFACTURED HOUSING AND RV MARKETS

     Over 95% of the Company's net sales for the year ended December 31, 1999, were to producers of manufactured homes and RVs. The manufactured housing market historically has been cyclical and is influenced by many of the same national and regional economic and demographic factors that affect the broader housing market, including consumer confidence, interest rates, availability and terms of financing, regional population and employment trends, availability and cost of alternative housing and general economic conditions, including recessions. The RV market has also historically been cyclical and is also influenced by factors such as interest rates, availability and terms of financing and general economic conditions, as well as gasoline prices. The Company may be adversely affected by these factors. The Company's operating results for the year reflect the cyclicality that historically has been seen in the manufactured housing and RV industries. A prolonged period of excess retail inventory levels, coupled with tighter credit availability for potential homebuyers could adversely affect the sales and earnings of the Company.

RISKS RELATED TO THE INTEGRATION OF KEVCO AND ITS ACQUIRED ENTITIES

     The integration of the acquired entities into the Company involves the integration of companies that have previously operated independently. The assimilation of the companies requires the integration and coordination of the Company's product offering, management, systems, manufacturing and sales and marketing efforts. The Company has already experienced greater than anticipated expenses relating to the dissimilar information and accounting systems acquired with those companies, and Kevco may continue to experience greater than expected integration related costs. In addition, the process of integrating the operations requires substantial attention from management and could cause the interruption of, or a loss of momentum in, the business activities of the Company, which could have an adverse effect on the Company's financial position, results of operations and cash flows. Accordingly, no assurance can be given that further difficulties will not be encountered in integrating the operations of Kevco and the acquired entities or that the efficiencies and benefits expected from such integration will ultimately be realized.

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

SUBSTANTIAL LEVERAGE

     The Company has a substantial amount of indebtedness. As of December 31, 1999, the Company had approximately $205 million of consolidated indebtedness and a percentage of debt to total capitalization of 90%. The degree to which the Company is leveraged could have important consequences to the Company including the following: (i) funds available to the Company for its operations and general corporate purposes or for capital expenditures have been and will continue to be reduced as a result of the dedication of a substantial portion of the Company's consolidated cash flow from operations to the payment of the principal and interest on its indebtedness, (ii) the Company may be more highly leveraged than certain of its competitors, which may place it at a competitive disadvantage,
(iii) the agreements governing the Company's and its subsidiaries' long-term indebtedness and bank loans contain restrictive financial and operating covenants, and an event of default (not cured or waived) under financial and operating covenants contained in the Company's debt instruments could occur and have a material adverse effect on the Company, (iv) certain of the borrowings under debt agreements of the Company and its subsidiaries have floating rates of interest, which causes the Company and its subsidiaries to be vulnerable to increases in interest rates and (v) the Company's substantial degree of leverage could make it more vulnerable to a downturn in general economic conditions and raise concerns about the Company's liquidity with the Company's vendors and customers.

     The ability of the Company and its subsidiaries to make principal and interest payments under long-term indebtedness and bank loans will be dependent upon their future performance, which is subject to financial, economic and other factors affecting the Company and its subsidiaries, some of which are beyond their control. There can be no assurance that the current level of operating results of the Company and its subsidiaries will improve. Lack of improvement could make covenant compliance difficult.

COMPETITION

     The wholesale distribution industry relating to producers of manufactured homes and RVs is highly competitive, and the barriers to entry are relatively low. Competition exists in terms of price, product quality and features, service, warranty terms and distribution facility location. The manufactured roof truss industry is also highly competitive. There are numerous companies, both public and private, that are in direct competition with the Company, and many of these competitors have substantially greater financial and other resources than the Company. A prolonged downturn in the manufactured housing or RV industries could result in increased competition adversely affecting the Company's results of operations and/or financial condition. In addition, there are certain product manufacturers that sell and distribute their products directly to manufactured home and RV producers. There can be no assurance that additional manufacturers of products distributed by the Company will not elect to sell and distribute directly in the future. No assurance can be given that the Company will be able to compete effectively in the future.

ITEM 2. PROPERTIES.

FACILITIES

     The following table sets forth certain information as of March 21, 2000, with respect to the Company's distribution and manufacturing facilities, which are leased unless otherwise indicated. The Company also leases its executive offices of approximately 17,000 square feet in Fort Worth, Texas. The Company also leases five former distribution facilities which were closed to achieve efficiencies and eliminate redundancies. Such facilities have currently been sublet. Substantially all of the Company's assets, including its owned facilities and its leasehold interests, are encumbered by liens granted under security agreements in favor of the Company's lenders under the Company's senior credit facilities.

                                                          APPROXIMATE
LOCATION                                                  SQUARE FEET      FUNCTION
--------                                                  -----------      --------
Alabama
  Bear Creek*...........................................     90,000        Distribution
  Haleyville............................................     86,000        Distribution
  Haleyville*...........................................    146,000        Manufacturing
  Haleyville............................................     30,000        Manufacturing
  Haleyville............................................     20,000        Manufacturing
  Phil Campbell.........................................     20,000        Manufacturing
  Spruce Pine*..........................................     54,000        Manufacturing
Arizona
  Phoenix...............................................     94,000        Distribution
  Glendale*.............................................     45,000        Manufacturing
California
  Riverside.............................................     35,000        Distribution
  Woodland..............................................     55,000        Distribution

                                                          APPROXIMATE
LOCATION                                                  SQUARE FEET      FUNCTION
--------                                                  -----------      --------
Colorado
  Fort Morgan...........................................     44,000        Distribution
Florida
  Ocala*................................................     50,000        Distribution
  Ocala.................................................     17,000        Distribution (satellite)
Georgia
  Adel..................................................     37,000        Manufacturing
  Ashburn*..............................................    100,000        Manufacturing
  Cordele*..............................................     60,000        Distribution
  Douglas*..............................................     72,000        Distribution
Idaho
  Caldwell..............................................     24,000        Distribution
  Caldwell..............................................     20,000        Distribution (satellite)
Indiana
  Elkhart...............................................     61,000        Distribution
  Elkhart...............................................     90,000        Distribution
  Elkhart...............................................     35,000        Distribution (satellite)
  Elkhart...............................................     57,000        Distribution
  Elkhart*..............................................     91,000        Distribution
  Elkhart...............................................     15,000        Distribution
  Elkhart*..............................................     65,000        Distribution
  Elkhart*..............................................     70,000        Distribution
  Elkhart...............................................      8,000        Distribution
  Elkhart*..............................................     74,000        Manufacturing
  Elkhart*..............................................     20,000        Manufacturing
Kansas
  Newton*...............................................     85,000        Distribution
Michigan
  Edwardsburg*..........................................     70,000        Manufacturing
Minnesota
  Redwood Falls.........................................     53,000        Distribution
Nebraska
  Aurora................................................     50,000        Distribution
New Mexico
  Albuquerque...........................................     15,000        Distribution
North Carolina
  New London*...........................................    165,000        Distribution
  New London*...........................................     30,000        Manufacturing
  Richfield*............................................     44,000        Manufacturing
Oregon
  Wilsonville...........................................     67,000        Distribution
Pennsylvania
  Lancaster.............................................    119,000        Distribution
Tennessee
  Baxter................................................     55,000        Manufacturing
  Cookeville............................................     30,000        Distribution (satellite)
  Cookeville............................................     35,000        Distribution
  Madisonville..........................................     38,000        Manufacturing

                                                          APPROXIMATE
LOCATION                                                  SQUARE FEET      FUNCTION
--------                                                  -----------      --------
Texas
  Fort Worth............................................    110,000        Distribution
  Mansfield*............................................     25,000        Manufacturing
  Temple................................................     44,000        Manufacturing
  Waco..................................................    130,000        Distribution
  Waco..................................................    135,000        Manufacturing
  Waco..................................................     22,000        Manufacturing
  Waco..................................................     14,000        Manufacturing
  Waxahachie*...........................................    192,000        Manufacturing

---------------

* Company owned facility.

ITEM 3. LEGAL PROCEEDINGS.

LITIGATION

     On February 18, 1998, H.L. Stud Corporation ("Stud") filed suit against Shelter Components Corporation (the predecessor corporation of Kevco Components, Inc., an indirect subsidiary of Kevco, Inc.) ("Shelter"), alleging that Shelter breached an agreement to purchase Stud. The suit is styled H.L. Stud Corporation
v. Shelter Components Corporation, Case no. C2-98-299, United States District Court for the Southern District of Ohio, Eastern Division. In its complaint, Stud sought compensatory damages "in excess" of $4,500,000, plus punitive damages, costs and attorney fees. Shelter answered the complaint, denying Stud's allegations. Shelter also filed a counterclaim against Stud to recover $1,352,000 that Shelter loaned Stud in 1997, plus accumulated interest.

     In February, 1999, in the context of a settlement proposal, Stud represented to Shelter that its total compensatory damage claim could be "greatly in excess of $49,868,000." In August, 1999, Stud advised the Court of its intention to present at trial evidence of compensatory damages approaching $55,000,000. In July, 1999, Shelter moved the Court for summary judgment in Shelter's favor on the claims asserted against it in Stud's complaint. Shelter also moved for summary judgment in its favor on the counterclaim. On December 13, 1999, the Court entered an Opinion and Order granting summary judgment in favor of Shelter on the complaint and on the counterclaim. Stud filed a Motion to Reconsider that decision, which was denied by the Court on March 1, 2000. The Company currently anticipates that, upon the entry of judgment by the Court, Stud will seek an appeal in the case to the Sixth Circuit Court of Appeals. The Company will contest any appeal vigorously.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. Management does not believe that the ultimate disposition of these other matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On November 22, 1999, the Company held its annual meeting of shareholders. At the meeting, the Company's shareholders elected William L. Estes and Peter B. McKee as directors of the Company, each to serve as such for a three-year term ending in 2002. Each of Messrs. Estes and McKee received 7,826,497 votes cast "for" their election with 526,000 votes being withheld. In addition to Messrs. Estes and McKee, the current slate of directors of the Company consists of Jerry
E. Kimmel, Richard Nevins, and Messrs. Hegi and Johnson.

     The Company's shareholders also adopted an amendment to the Company's articles of incorporation at the meeting authorizing (a) an increase in the total number of authorized shares of capital stock from 100,000,000 to 150,000,000 and (b) an undesignated class of preferred stock, par value $0.01 per share, two series of preferred stock, and a class of non-voting common stock, par value $0.01 per share. The amendment to the articles received 7,445,124 votes cast "for," 100,120 votes cast "against," and 6,250 abstentions.

     The final item of business at the meeting was the adoption of the Company's 1999 Stock Option Plan, which the Company's shareholders adopted by a vote of 6,923,024 votes cast "for," 635,785 votes cast "against," and 8,250 abstentions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on The NASDAQ Small Cap Stock Market under the symbol "KVCO." At December 31, 1999, there were approximately 83 shareholders of record of the Company's common stock. The prices in the table below represent the high and low sales price per share of the Company's common stock for each fiscal quarter from January 1, 1998 through December 31, 1999.

                                                               HIGH     LOW
                                                              ------   ------
Fiscal Year Ended December 31, 1998
1st Quarter.................................................  $19.00   $16.50
2nd Quarter.................................................  $26.00   $18.75
3rd Quarter.................................................  $22.13   $16.00
4th Quarter.................................................  $18.63   $16.13
Fiscal Year Ended December 31, 1999
1st Quarter.................................................  $10.50   $ 4.25
2nd Quarter.................................................  $ 9.00   $ 4.44
3rd Quarter.................................................  $ 9.00   $ 4.47
4th Quarter.................................................  $ 4.69   $ 1.63

     No cash dividends have been paid during the last two fiscal years. Furthermore, the Company does not anticipate paying cash dividends on its common stock in the foreseeable future and intends to retain its earnings to support operations and repay indebtedness.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The selected consolidated financial data for the five years ended December 31, 1999 are derived from the Company's audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", audited consolidated financial statements and notes thereto.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1999       1998     1997(1)      1996     1995(2)
                                          --------   --------   --------   --------   --------
Net sales...............................  $840,281   $897,450   $390,662   $264,210   $182,519
Cost of sales...........................   746,469    781,339    338,045    223,519    155,641
                                          --------   --------   --------   --------   --------
          Gross profit..................    93,812    116,111     52,617     40,691     26,878
Commission income.......................     6,057      7,397      5,914      5,497      2,610
                                          --------   --------   --------   --------   --------
                                            99,869    123,508     58,531     46,188     29,488
Selling, general and administrative
  expenses..............................   101,740     99,943     42,922     29,723     20,889
Impairment and other special
  charges(4)............................     6,807         --         --         --         --
                                          --------   --------   --------   --------   --------
          Operating income/(loss).......    (8,678)    23,565     15,609     16,465      8,599
Other income............................     2,727      2,577         --         --         --
Interest expense, net...................    22,814     21,143      4,767      2,058      1,337
Debt transaction costs(5)...............     6,272         --         --         --         --
                                          --------   --------   --------   --------   --------
          Income/(loss) before income
            taxes.......................   (35,037)     4,999     10,842     14,407      7,262
Income tax expense......................     1,042      3,132      4,554      1,695         45
                                          --------   --------   --------   --------   --------
          Net income/(loss).............  $(36,079)  $  1,867   $  6,288   $ 12,712   $  7,217
                                          ========   ========   ========   ========   ========
Earnings/(loss) per share -- basic......  $  (4.49)  $   0.27   $   0.92
                                          ========   ========   ========
Earnings/(loss) per share -- diluted....  $  (4.49)  $   0.27   $   0.90
                                          ========   ========   ========
Weighted average shares outstanding --
  basic.................................     8,036      6,845      6,815
                                          ========   ========   ========
Weighted average shares outstanding --
  diluted...............................     8,036      6,865      6,959
                                          ========   ========   ========
Pro Forma Information (Unaudited)(3)
  Historical income before income taxes.................................   $ 14,407   $  7,262
  Income tax expense adjustments........................................      5,475      2,832
                                                                           ========   ========
  Pro forma net income..................................................   $  8,932   $  4,430
                                                                           ========   ========
  Pro forma earnings per share -- basic.................................   $   1.64   $   1.01
                                                                           ========   ========
  Pro forma earnings per share -- diluted...............................   $   1.61   $   0.90
                                                                           ========   ========
  Weighted average shares outstanding -- basic..........................      5,430      4,394
                                                                           ========   ========
  Weighted average shares outstanding -- diluted........................      5,531      4,946
                                                                           ========   ========

                                                         YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------
                                              1999       1998       1997      1996      1995
                                            --------   --------   --------   -------   -------
Balance Sheet Data:
  Working capital.........................  $ 61,752   $ 73,134   $ 57,445   $24,526   $19,744
  Total assets............................   292,372    331,835    308,194    55,739    55,669
  Total debt..............................   204,826    210,579    194,220     9,831    31,263
  Stockholders' equity....................    22,713     42,887     40,647    34,193     9,556

---------------

(1) The Company acquired Shelter Components Corporation on December 1, 1997, Bowen Supply, Inc. on February 28, 1997 and Consolidated Forest Products, L.L.C. on February 27, 1997. The acquisitions were accounted for as purchases and accordingly, the operating results of the acquired companies have been included in the operating results of the Company since their respective acquisition dates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Acquisitions."

(2) The Company acquired Service Supply Systems, Inc. ("Service Supply") on June 30, 1995. The acquisition was accounted for as a purchase and accordingly, the operating results of Service Supply have been included in the operating results of the Company since June 30, 1995.

(3) Prior to its initial public offering in November 1996, the Company had elected to be treated as an S corporation under the Internal Revenue Code. As an S corporation, the Company was not subject to federal and certain state income taxes. The pro forma data give effect to the income taxes that would have been recorded had the Company been taxed as a C corporation.

(4) In 1999, the Company incurred $6.8 million of impairment and special charges consisting of $3.8 million related to the sale of the Plastic Solutions operation, severance costs of certain executives and write-offs of other assets no longer used in the business. (See note 8 to the consolidated financial statements for further discussion.)

(5) In 1999, the Company incurred $6.3 million in debt transaction costs related to the issuance of the Subordinated Notes. $5.3 million of the charge was due to the beneficial conversion feature of the Notes. (See note 6 to the consolidated financial statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company's performance has been adversely affected by the general slowdown in the manufactured housing industry that has resulted from, among other things, a tightening of credit qualification requirements for low-end buyers, a general lack of credit availability for the purchase of manufactured housing, and excess retail inventory. Management expects that the excess retail inventory will adversely affect the Company's performance for at least the next 12 months.

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

     The Company acquired Shelter Components Corporation ("Shelter") in December 1997. Since that time, the Company has been integrating Shelter and its other acquisitions into Kevco by, among other things, consolidating certain corporate functions, consolidating overlapping distribution warehouses from 47 facilities to 25 and integrating multiple computer systems into one. The integration efforts are expected to be substantially complete over the next 12 to 24 months. Additional costs will continue to be incurred, primarily for systems conversion-related issues, reducing operating income during the transition period.

ACQUISITIONS/DIVESTITURES

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

     On December 24, 1999, the Company sold the assets of the Plastic Solutions division, formerly known as Plastic Solutions, Inc. ("PSI"), a manufacturer of injection molded plastic parts. 1999 net sales for PSI were $8.3 million.

     Through the acquisitions consummated in 1997, and primarily through the Shelter acquisition, Kevco believes it became the largest wholesale distributor of building products to the manufactured housing and recreational vehicle industries. Despite the recent cyclical downturn in the manufactured housing industry, the acquisitions continue to provide operating cash flows and management continues to believe that no evidence has come to light to indicate that the Company will not recover the carrying values of the assets or that the goodwill life should be adjusted. Because of the acquisitions in 1997, the Company's historical results of operations and period-to-period comparisons of such results and certain financial data may not be meaningful or indicative of future results. (See note 2 to the consolidated financial statements for additional information relating to acquisitions.)

CHARGES -- THIRD QUARTER ENDED SEPTEMBER 30, 1999

     During the third quarter of 1999, the Company's new management team (in connection with the KPI Trust investment, and including Fredrick Hegi, Chairman and Chief Executive Officer; and James Johnson, Executive Vice President, Secretary and Director, effective July, 1999 among others) implemented a number of cost improvement initiatives and incurred charges and certain adjustments of $21.5 million, including $15.2 million of non-cash items. These initiatives included the decision to dispose of the Plastic Solutions operation, an injection plastics manufacturing division included in the Manufacturing segment, the operations of which were no longer in alignment with the Company's core business strategy. On December 24, 1999, the Company sold Plastic Solutions for approximately $1.5 million. Prior to the sale, the Company recognized an impairment loss of $3.8 million (including a write-off of approximately $3.3 million of goodwill allocable to Plastic Solutions) to adjust the carrying amount of Plastic Solutions' assets to their estimated fair value, net of related costs to sell. The revenue, gross profit and operating loss recognized by Plastic Solutions prior to the sale in 1999 was $8.3 million, $0.3 million, and $(.4) million, respectively. The remainder of the charges consisted principally of inventory reserve adjustments ($4.0 million), adjustments to worker's compensation and health insurance reserves as costs have increased over prior periods due to unfavorable claims experience ($2.5 million), costs related to employment agreements for certain executives who will no longer be providing services to the Company ($1.5 million), charges related to a terminated lease and to the write-off of software and equipment no longer being utilized by the Company ($1.5 million), and charges related to a third quarter securities issuance ($6.3 million, of which $5.3 million is a non-cash charge related to the beneficial conversion feature of the Subordinated Notes issued in the third quarter). These charges have been reflected in the accompanying financial statements as follows: $5.6 million in cost of sales; $2.8 million in selling, general, and administrative expenses; $6.8 million in impairment and other special charges; and $6.3 million in debt transaction costs. See note 6 and 8 to the consolidated financial statements for further discussion.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain Statements of Operations data as a percentage of Kevco's net sales.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   88.8     87.1     86.5
                                                              -----    -----    -----
Gross profit................................................   11.2     12.9     13.5
Commission income...........................................    0.7      0.9      1.5
                                                              -----    -----    -----
Total gross profit..........................................   11.9     13.8     15.0
Selling, general, and administrative expenses...............   12.1     11.1     11.0
Impairment and other special charges........................    0.8      0.0      0.0
                                                              -----    -----    -----
Operating income............................................   (1.0)     2.7      4.0
Other income................................................    0.3      0.3      0.0
Interest expense -- net.....................................   (2.7)    (2.4)    (1.2)
Debt transaction costs......................................   (0.8)     0.0      0.0
                                                              -----    -----    -----
Income/(loss) before income taxes...........................   (4.2)%    0.6%     2.8%
                                                              =====    =====    =====

The Company is organized into three segments: Wood, Manufacturing, and Distribution. However, they serve the same market and are impacted by the same economic trends as the business taken as a whole. See note 14 to the consolidated financial statements for additional segment data.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net sales decreased by $57.2 million, or 6.4% to $840.3 million in 1999 from $897.5 in 1998. The net sales decrease was caused by the general slowdown in the manufactured housing industry brought on by, among other things, an excessive amount of retail inventory and various conditions affecting credit availability for the home buyer. This decrease in retail demand caused manufactured housing production to fall below 1998 levels by 6.7% which, consequently, reduced the demand for the Company's products. Competitive pricing pressure also contributed to the decrease in sales, as all suppliers were vying for a share of the shrinking available market.

     Gross profit decreased by $22.3 million, or 19.2%, in 1999 to $93.8 million from $116.1 million in 1998. Gross profit as a percent of sales was 11.2%, a reduction of 1.7% from 1998's level of 12.9%. Causes for the decline included competitive pricing pressure experienced across all of the Company's businesses which the Company responded to with reduced prices and consequently lower margins, as well as cost increases on several of the Company's key raw materials which could not be totally passed on to its customers.

     Commission income decreased in 1999 by $1.3 million to $6.1 million, from a 1998 level of $7.4 million. The reduction was due to several factors. The industry slowdown and the consequent reduction in sales volume was a major contributor, as was the Company's decision to discontinue offering some vendor product lines that were handled on a commission basis in 1998.

     Selling, general, and administrative expenses increased $1.8 million in 1999 to $101.7 million from $99.9 million in 1998. The 1999 spending amounted to 12.1% of sales, an increase of 1.0% over the 11.1% of sales recorded in 1998. The increase was attributed to expenses associated with upgrading of computer systems and increases in workers compensation and health insurance costs due to unfavorable claims experience.

     During the third quarter of 1999, impairment and other special charges of $6.8 million were incurred as part of cost improvement initiatives implemented by the Company's new management team. Such initiatives included the planned divestiture of PSI, an injection plastics manufacturing division, whose operations were no longer in alignment with the Company's core business strategy, severance costs of certain executives and write-offs of other individually insignificant non-core assets. See note 8 to the consolidated financial statements and "Charges -- Third Quarter ended September 30, 1999" for further discussion.

     Net interest expense for the year was $22.8 million, an increase of $1.7 million over the $21.1 million recorded in 1998. The increase was due to higher loan amortization costs associated with certain amendments to the Company's credit agreement, as well as higher levels of borrowing through certain parts of the year.

     Debt transaction costs of $6.3 million were incurred in the third quarter ended September 30, 1999. The Company incurred a charge of $5.3 million for the beneficial conversion feature related to the issuance of $23.5 million of senior subordinated convertible notes (the "Subordinated Notes") in the third quarter of 1999. The conversion feature in the Subordinated Notes is considered to be a beneficial conversion feature to the holder given that the quoted market price of the Company's common stock at the date the Subordinated Notes were issued was $6.75 per share, and the conversion price was $5.50 per share. As a result, the Company allocated $5.3 million of the proceeds of the Subordinated Notes to additional paid-in capital as a discount to the Subordinated Notes. The Company is required to amortize the Subordinated Notes' discount over the period for which the Subordinated Notes first become convertible. As the Subordinated Notes were immediately convertible upon issuance, the Company recognized the entire discount as a non-cash charge to debt transaction costs in the third quarter ended September 30, 1999. The remaining $1.0 million of debt transaction costs are costs associated with the amendments of the credit facilities.

     Other income increased by $0.1 million to $2.7 million in 1999 from $2.6 million in 1998. Other income in 1999 is comprised primarily of gains recognized from the sale of the Company's airplane and the sale of a distribution facility. Other income in 1998 is comprised primarily of a gain recognized from insurance proceeds received for a fire which occurred at the Company's Duo-Form plant which destroyed the facility and its contents.

     Tax expense of $1.0 million in 1999 was $2.1 million less than the $3.1 million expensed in 1998 due to losses in 1999. The Company recorded a valuation allowance to eliminate its net deferred tax asset. Given the current economic situation in the industry, management cannot be assured that realization was "more likely than not." Income tax expense was affected by the valuation allowance, non-deductible costs related to the beneficial conversion feature arising from the Subordinated Notes agreement, and non-deductible goodwill charges, partially offset by income tax benefits resulting from the carryback of current year losses to prior taxable years. At December 31, 1999, the Company had net operating loss carryforwards of approximately $9.0 million which will reduce income taxes payable in the event taxable income is generated.

     Net loss of $36.1 million was $38.0 million less than the $1.9 million net income experienced in 1998. The decline was due to the reduced sales volumes, lower gross profit levels, and the special charges recorded in the third quarter, as mentioned above.

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

     Gross profit increased by $63.5 million, or 120.7%, to $116.1 million in 1998 from $52.6 million in 1997 due primarily to the acquisition of Shelter in December 1997. Gross profit, as a percent of net sales, decreased to 12.9% in 1998 from 13.5% in 1997. The decrease in gross profit, as a percent of sales, was primarily a result of wood products margins which, affected by lower than historical lumber sales prices, continued to be lower than historical levels, to start-up costs related to the opening of two wood products manufacturing facilities (such wood products represent approximately 19% of net sales) and to increased costs as a result of the consolidation and integration of Shelter distribution operations (including integration of information systems), as well as an otherwise general decline in margins.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's growth has been financed through cash flow from operations, borrowings under its bank credit facilities, proceeds from its November 1996 initial public offering, proceeds from the Transaction (as defined below), and proceeds from the issuance of $105.0 million of 10 3/8% senior subordinated notes due 2007.

     Net cash provided by operating activities was $10.5 million and capital expenditures were $8.3 million for the year ended December 31, 1999. Net cash used by operating activities was approximately $9.1 million in 1998 and net cash provided by operating activities was $16.4 million in 1997. The Company is obligated to make payments on various capital and operating leases in varying amounts, maturing through 2007 as well as payments under various noncompete and consulting agreements, related to recent acquisitions, in varying amounts, maturing through 2002.

     In July 1999, the Company completed a transaction ("Transaction"), pursuant to which The Kevco Partners Investment Trust, a Delaware business trust that is associated with Wingate Partners II, L.P. (the "KPI Trust"), acquired, for an approximate purchase price of $37.0 million, the following securities:

     - 2,700,000 newly issued shares of the Company's common stock ("Common Stock") for a purchase price of $5.00 per share;

     - three warrants ("Warrants") to purchase 675,000 shares, 772,727 shares, and 295,455 shares, respectively, of a new class of nonvoting common stock of the Company ("Nonvoting Stock");

     - Tranche A Senior Subordinated Exchangeable Notes ("Tranche A Notes") in the principal amount of $17.0 million; and

     - Tranche B Senior Subordinated Exchangeable Notes ("Tranche B Notes" and, together with the Tranche A Notes, the "Notes") in the principal amount of $6.5 million.

     The Tranche A Notes are exchangeable at the holders' option for 3,090,909 shares of a newly-created series of preferred stock of the Company designated as Series A cumulative 10 3/8% Convertible Pay-in-Kind Voting Preferred Stock ("Voting Preferred Stock") or directly into 3,090,909 shares of common stock, in each case at an initial exchange ratio of $5.50 per share. Shares of Voting Preferred Stock, when and if issued in exchange for Tranche A Notes, will be entitled to vote together with the common stock on an as converted basis. The Voting Preferred Stock will be convertible on a share-for-share basis into common stock. The Tranche B Notes are exchangeable at the holders' option for 1,181,818 shares of a second newly-created series of preferred stock of the Company designated as Series B 10 3/8% Convertible Pay-in-Kind Nonvoting Preferred Stock ("Nonvoting Preferred Stock" and with the Voting Preferred Stock, the "Preferred Stock") or directly into 1,181,818 shares of Nonvoting Stock, in each case at an initial exchange ratio of $5.50 per share. The Nonvoting Preferred Stock will have limited voting rights in connection with certain extraordinary corporate events affecting the holders of Nonvoting Stock. The Nonvoting Preferred Stock will itself be convertible into an equal number of shares of Nonvoting Stock.

     Interest on the Notes may be paid in cash or, at the option of the Company, continue to accrue unpaid, in which case a note holder may elect to have all accrued interest paid in the equivalent value of shares of Nonvoting Preferred Stock. Dividends on the Nonvoting Preferred Stock and the Voting Preferred Stock may, at the option of the Company, be paid in cash or in additional shares of Nonvoting Preferred Stock. The Company can redeem the Notes and any Preferred Stock issued in exchange for Notes beginning on July 26, 2002. The Warrants, Notes, and Preferred Stock contain standard anti-dilution provisions.

     The KPI Trust currently owns 2,700,000 shares, or approximately 28.3%, of the outstanding common stock. Assuming the exchange of the Tranche A Notes into common stock, the KPI Trust would own an aggregate of 5,790,909 shares, or approximately 45.8%, of the outstanding common stock. After giving effect to the charter amendment, and assuming the exercise of the Warrants into Nonvoting Stock and the exchange of the Tranche A Notes and Tranche B Notes into common stock and Nonvoting Stock, respectively, the KPI Trust would own 5,790,909 shares, or approximately 45.8%, of the outstanding Common Stock and 2,925,000 shares of Nonvoting Stock, representing in the aggregate approximately 55.9% of the Company's total common equity (excluding shares potentially issuable as a result of interest accruing under the Notes or as dividends on the Voting Preferred Stock and the Nonvoting Preferred Stock).

     Concurrently with the closing of the Transaction, the Company and its lenders entered into the third amended and restated credit agreement which restructured the terms and conditions in regard to applicable rates, covenants and maturity. The amended credit facility includes a $45.0 million revolving credit facility which matures in December 2003, a Term A Facility for $36.9 million which matures in December 2003 and a Term B Facility for $38.6 million which matures in December 2004. The Company may also be required to repay amounts earlier than scheduled as a result of asset sales, excess cash flow from operations, issuance of new debt or issuance of new equity. The term loans require quarterly payments which increase over the life of each respective term loan. The term loans and revolving credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries, including the capital stock of such subsidiaries.

     The Company's various debt agreements contain restrictions and conditions that include cash flow and various financial ratio requirements and limitations on the incurrence of additional debt or liens, payment of dividends, acquisitions and dispositions of certain assets, the ability to consolidate or merge with another entity, certain transactions with affiliates, and the engagement in certain lines of business. In addition, the third amended and restated credit agreement imposes limitations on amounts available for borrowings under the revolving credit facility based on amounts of eligible accounts receivable, inventory and fixed assets. As of December 31, 1999, the Company is in compliance with the covenants under its credit facilities. Management will monitor debt covenant compliance very closely and, if necessary, pursue amendments to the existing credit agreements or pursue refinancing alternatives. However, there can be no assurance that the Company will be able to maintain compliance with its covenants in the future or that it would be able to amend or refinance its credit facilities, if required to do so.

     The Company does not anticipate paying cash dividends on its common stock in the foreseeable future and intends to retain its earnings to support operations and repay indebtedness. The Board has authorized the Management of the Company to, from time to time, repurchase senior subordinated notes due in 2007. At December 31, 1999, the Company had $42.1 million available for borrowings under its revolving credit facility.

     For the year ended December 31, 1999, average days sales in receivables were 22 days, average days inventory on hand were 43 days and average days of payables were 27 days. For the year ended December 31, 1998, average days sales in receivables were approximately 21 days, average days inventory on hand were approximately 44 days and average days in payables were approximately 27 days.

YEAR 2000

     In prior years the Company discussed the nature and progress of its plans to become Year 2000 compliant. The Company completed its efforts in this regard by the fourth quarter of 1999. Due to the thoroughness in addressing potential issues, the Company experienced no significant disruptions in any of its systems and believes those systems have adapted well to the Year 2000 date change. The Company expensed approximately $1.5 million in 1999 to remediate its systems. Company personnel are not aware of any material problems resulting from Year 2000 issues, with respect to its products, internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly.

QUARTERLY RESULTS

     The following table represents certain unaudited financial information for the quarters indicated restated for the reclassification of customer rebates from cost of sales to sales in the first quarter of 1998.

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                       (IN THOUSAND, EXCEPT PER SHARE DATA)
Year ended December 31, 1999
  Net sales........................................  $222,785   $231,777   $208,682   $177,037
  Gross margin.....................................    27,701     28,621     18,261     19,229
  Loss before income taxes(1)......................    (2,533)      (223)   (25,971)    (6,310)
  Net loss.........................................    (1,216)      (754)   (25,971)    (8,138)
  Earnings/(loss) per share -- basic...............     (0.18)     (0.11)     (2.94)     (0.85)
  Earnings/(loss) per share -- diluted.............     (0.18)     (0.11)     (2.94)     (0.85)
Year ended December 31, 1998
  Net sales........................................  $212,051   $231,967   $234,625   $218,807
  Gross margin.....................................    28,943     31,951     30,144     25,073
  Income/(loss) before income taxes................     3,861      5,691      1,044     (5,597)
  Net income/(loss)................................     2,128      3,187        513     (3,961)
  Earnings/(loss) per share -- basic...............      0.31       0.47       0.07      (0.58)
  Earnings/(loss) per share -- diluted.............      0.31       0.46       0.07      (0.58)

---------------

(1) The loss for the third quarter of 1999 includes $6.8 million in impairment and other special charges (see note 8 to the consolidated financial statements) and $6.2 million in debt transaction costs (see note 6 to the consolidated financial statements).

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to interest rate risk on its term loans and revolving credit facility. Interest rates are fixed on the Indenture and capitalized lease obligations. In order to mitigate interest rate risk, the Company has entered into an interest rate hedge agreement in the notional amount of $30 million, whereby the Company will receive interest payments should LIBOR increase above 7% and conversely, will make interest payments should LIBOR decrease below 5.4%. At December 31, 1999, the Company's exposure to these risk factors was not significant and had not materially changed from December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

     The following Consolidated Financial Statements are included herein:

Report of Independent Auditors..............................   23
Report of Independent Accountants...........................   24
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   25
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................   26
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............   27
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................   28
Notes to Consolidated Financial Statements..................   29

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Kevco, Inc.

     We have audited the accompanying consolidated balance sheet of Kevco, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kevco, Inc. at December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ ERNST & YOUNG LLP

Fort Worth, Texas
February 25, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Kevco, Inc.:

     In our opinion, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of Kevco, Inc. at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Kevco, Inc. for any period subsequent to December 31, 1998.

                                             /s/ PRICEWATERHOUSECOOPERS LLP

Fort Worth, Texas
April 12, 1999

                                  KEVCO, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $ 18,098   $    799
  Trade accounts receivable, less allowance for doubtful
     accounts of $711 and $740 in 1999 and 1998,
     respectively...........................................    38,150     51,367
  Inventories...............................................    67,070     95,999
  Assets held for sale......................................        --      1,065
  Other current assets......................................     6,486      8,458
                                                              --------   --------
          Total current assets..............................   129,804    157,688
  Property and equipment, net...............................    43,756     44,994
  Goodwill and other intangible assets, net.................   113,127    119,590
  Deferred income taxes.....................................        --      2,778
  Other assets..............................................     5,685      6,785
                                                              --------   --------
          Total assets......................................  $292,372   $331,835
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................  $  5,273   $  7,209
  Trade accounts payable....................................    43,926     61,569
  Accrued liabilities.......................................    18,853     15,776
                                                              --------   --------
          Total current liabilities.........................    68,052     84,554
Long-term debt, less current portion........................   199,553    203,370
Other long-term liabilities.................................     2,054      1,024
                                                              --------   --------
          Total liabilities.................................   269,659    288,948
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred stock, $.01 par value; 30,000 shares authorized;
     no shares issued or outstanding........................        --         --
  Common stock, $.01 par value; 100,000 shares authorized;
     9,563 and 6,853 shares issued or outstanding in 1999
     and 1998, respectively.................................        96         69
  Non-voting common stock, $.01 par value; 20,000 shares
     authorized; no shares issued or outstanding............        --         --
  Additional paid-in capital................................    49,270     33,392
  Retained earnings/(deficit)...............................   (26,653)     9,426
                                                              --------   --------
          Total stockholders' equity........................    22,713     42,887
                                                              --------   --------
          Total liabilities and stockholders' equity........  $292,372   $331,835
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  KEVCO, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................  $840,281   $897,450   $390,662
Cost of sales...............................................   746,469    781,339    338,045
                                                              --------   --------   --------
  Gross profit..............................................    93,812    116,111     52,617
Commission income...........................................     6,057      7,397      5,914
                                                              --------   --------   --------
                                                                99,869    123,508     58,531
Selling, general and administrative expenses................   101,740     99,943     42,922
Impairment and other special charges........................     6,807         --         --
                                                              --------   --------   --------
  Operating income..........................................    (8,678)    23,565     15,609
Other income................................................     2,727      2,577         --
Interest expense, net.......................................    22,814     21,143      4,767
Debt transaction costs......................................     6,272         --         --
                                                              --------   --------   --------
  Income/(loss) before income taxes.........................   (35,037)     4,999     10,842
Income tax expense..........................................     1,042      3,132      4,554
                                                              --------   --------   --------
  Net income/(loss).........................................  $(36,079)  $  1,867   $  6,288
                                                              ========   ========   ========
Earnings/(loss) per share -- basic..........................  $  (4.49)  $   0.27   $   0.92
                                                              ========   ========   ========
Earnings/(loss) per share -- diluted........................  $  (4.49)  $   0.27   $   0.90
                                                              ========   ========   ========
Weighted average shares outstanding -- basic................     8,036      6,845      6,815
                                                              ========   ========   ========
Weighted average shares outstanding -- diluted..............     8,036      6,865      6,959
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  KEVCO, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                 COMMON STOCK     ADDITIONAL   RETAINED
                                                ---------------    PAID-IN     EARNINGS/
                                                SHARES   AMOUNT    CAPITAL     (DEFICIT)    TOTAL
                                                ------   ------   ----------   ---------   --------
Balance at December 31, 1996..................  6,809     $68      $32,854     $  1,271    $ 34,193
Net income....................................     --      --           --        6,288       6,288
Stock options exercised.......................     15      --          166           --         166
Issuance of common stock......................      4      --           --           --          --
                                                -----     ---      -------     --------    --------
Balance at December 31, 1997..................  6,828      68       33,020        7,559      40,647
Net income....................................     --      --           --        1,867       1,867
Stock options exercised.......................     25       1          372           --         373
                                                -----     ---      -------     --------    --------
Balance at December 31, 1998..................  6,853      69       33,392        9,426      42,887
Net loss......................................     --      --           --      (36,079)    (36,079)
Stock options exercised.......................     10      --           59           --          59
Issuance of common stock......................  2,700      27        9,099           --       9,126
Beneficial conversion feature related to the
  Subordinated Notes..........................     --      --        5,341           --       5,341
Issuance of warrants..........................     --      --        1,379           --       1,379
                                                -----     ---      -------     --------    --------
Balance at December 31, 1999..................  9,563     $96      $49,270     $(26,653)   $ 22,713
                                                =====     ===      =======     ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  KEVCO, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998       1997
                                                              --------   --------   ---------
Cash flows from operating activities:
  Net income/(loss).........................................  $(36,079)  $  1,867   $   6,288
  Adjustments to reconcile net income/(loss) to net cash
    provided/(used) by operating activities:
    Depreciation and amortization...........................     8,591      8,090       3,255
    Amortization of debt issue costs........................     1,536        838          60
    Loss (gain) on sale of assets...........................    (2,286)         9          (9)
    Deferred income taxes...................................     5,350      2,980         452
    Impairment and other special charges....................     6,807         --          --
    Debt transaction costs..................................     6,272         --          --
  Changes in assets and liabilities, net of effects from
    acquisitions and disposition
    Trade receivables.......................................     8,437     (9,452)      8,998
    Inventories.............................................    28,019    (13,193)     (7,464)
    Other current assets....................................      (600)    (3,445)     (2,881)
    Trade accounts payable..................................   (17,008)    14,562       9,635
    Accrued liabilities and other long-term liabilities.....     1,450    (11,374)     (1,963)
                                                              --------   --------   ---------
    Net cash provided/(used) by operating activities........    10,489     (9,118)     16,371
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired..........        --         --    (161,000)
  Purchase of equipment.....................................    (8,320)   (10,973)     (3,577)
  Insurance proceeds........................................     3,148        500          --
  Proceeds from disposition of Plastic Solutions............     1,377         --          --
  Proceeds from assets held for sale........................     1,170      3,000          --
  Proceeds from sale of assets..............................     4,781        759         832
  Decrease/(increase) in other assets.......................      (706)      (236)         32
                                                              --------   --------   ---------
    Net cash provided/(used) by investing activities........     1,450     (6,950)   (163,713)
Cash flows from financing activities:
  Proceeds/(payments) on revolving credit facility, net.....   (20,400)     9,725       2,675
  Proceeds from long term debt..............................    23,500     (3,366)     (1,062)
  Payments of long term debt, including capital leases......    (5,910)    10,000     175,000
  Payments for debt issue costs.............................    (1,015)       (44)     (6,637)
  Payment of acquired debt..................................        --         --     (24,592)
  Proceeds from issuance of common stock, net...............     9,126         --          --
  Exercise of stock options.................................        59        281         151
                                                              --------   --------   ---------
    Net cash provided by financing activities...............     5,360     16,596     145,535
                                                              --------   --------   ---------
Net increase/(decrease) in cash and cash equivalents........    17,299        528      (1,807)
Beginning cash and cash equivalents.........................       799        271       2,078
                                                              --------   --------   ---------
Ending cash and cash equivalents............................  $ 18,098   $    799   $     271
                                                              ========   ========   =========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $ 20,357   $ 19,920   $   2,727
  Cash paid /(refunds received) for income taxes............  $ (3,131)  $  3,786   $   6,262
Noncash Investing and Financing Activities:
  Noncompete obligations....................................        --         --   $     492
  Assets destroyed in fire..................................             $  1,409          --
  Transfer of buildings and assets held for sale............        --      1,065          --
  Changes in estimated fair value of assets acquired and
    liabilities assumed.....................................             $  2,633
  Acquisitions:
    Fair value of assets acquired...........................        --         --   $ 255,600
    Cash paid...............................................        --         --     168,700
                                                              --------   --------   ---------
      Liabilities assumed...................................  $     --   $     --   $  86,900
                                                              ========   ========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  KEVCO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Operations

     Kevco, Inc. manufactures and distributes products and materials in the United States primarily for use by the manufactured housing and recreational vehicle industries.

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Kevco, Inc. and its wholly owned subsidiaries ("Company"). All significant intercompany transactions and accounts have been eliminated in consolidation. All of the Company's subsidiaries have guaranteed the 10 3/8% senior subordinated notes (see Note 6) on a full, unconditional and joint and several basis. As a result, separate financial statements of the subsidiaries are not included.

  Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with banks and all highly liquid investments with an original maturity of three months or less. The carrying value of cash and cash equivalents approximates fair value as of December 31, 1999 and 1998.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined principally using a weighted-average method.

  Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation. Additions to and major improvements of property and equipment are capitalized. Maintenance and repair costs are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the operations for the period. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

  Goodwill and Intangible Assets

     Goodwill and intangible assets are comprised of non-compete agreements and the excess of acquisition cost of acquired businesses over the fair value of net assets acquired ("goodwill"). Goodwill is amortized, using the straight-line method, primarily over 40 years. Non-compete agreements are amortized on a straight-line basis over the terms of the related agreements.

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Management assesses whether there has been an impairment of goodwill by considering factors such as expected future operating income, current operating results, and other economic factors.

     Assets held for sale are carried at the lower of cost or fair value less cost to sell. At December 31, 1998, assets held for sale consisted of certain net assets to be sold as part of the acquisition of Shelter Components Corporation. During 1999, these assets were either sold or placed back into operations.

                                  KEVCO, INC.

  Debt Issue Costs

     Debt issue costs, included in other assets, associated with the Company's senior credit facility, 10 3/8% senior subordinated notes and the Subordinated Notes have been capitalized and are being amortized over the terms of the related debt. Debt issue costs, net of accumulated amortization, are $5,389,000 and $6,134,000 at December 31, 1999 and 1998, respectively.

  Revenue Recognition

     Revenue from product sales is recognized at the time of shipment or the time of receipt in the case of direct shipments from vendors to customers. Commissions are recognized as earned.

  Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense was approximately $514,000, $797,000 and $358,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Concentration of Credit Risk

     The Company's sales are made primarily to the manufactured housing and recreational vehicle industries across a wide geographical area and generally require no advance payment from customers. The Company had sales to Champion Enterprises, Inc. and Fleetwood Enterprises, Inc., representing approximately 16% and 11% of sales in 1999 and 15% and 12% of sales in 1998, respectively. Sales to these two customers occurred throughout all three segments of the Company.

     The Company estimates future credit losses based on continual evaluation of customers' financial condition, historical loss experience and current economic conditions. The estimated future credit losses are expensed through an allowance for doubtful accounts and actual credit losses are charged to the allowance when incurred.

     The Company maintains cash and cash equivalents with various financial institutions, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Use of Estimates

     The preparation of financial statements in conformity with principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses in the reporting periods. Actual results could differ from those estimates and assumptions.

  Stock-based Compensation

     The Company generally grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants in which the exercise price is equal to the fair value of the shares granted.

  Earnings/(Loss) Per Share

     Earnings/(loss) per share are calculated for all periods shown in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share;" which requires dual presentation of basic and diluted

                                  KEVCO, INC.

earnings per share and reconciliation between the two amounts. Basic earnings per share exclude dilution, and diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.

     The reconciliation between basic and diluted weighted average shares outstanding follows:

                                                              1999    1998    1997
                                                              -----   -----   -----
                                                                 (IN THOUSANDS)
Weighted average shares -- basic............................  8,036   6,845   6,815
Plus shares applicable to stock option plans................     --      20     144
                                                              -----   -----   -----
Weighted average shares -- diluted..........................  8,036   6,865   6,959
                                                              =====   =====   =====

     For the year ended December 31, 1999, options, warrants and convertible securities are not included in the computation of diluted loss per share as the effects would be antidilutive.

  Reclassifications

     Certain items in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.

  Pending Adoption of Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), which, as amended, is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of SFAS 133 will have a material effect on the Company's financial position or results of operations.

2. ACQUISITIONS

     Kevco acquired Shelter Components Corporation on December 1, 1997 (the "Shelter Acquisition"), the inventory and certain distribution rights from Shepherd Products Company on December 12, 1997 (the "Shepherd Acquisition"), Bowen Supply, Inc. on February 28, 1997 (the "Bowen Acquisition") and Consolidated Forest Products, L.L.C. on February 27, 1997 (the "Consolidated Forest Acquisition") for total purchase prices approximating $144.8 million, $8.0 million, $20.2 million and $14.1 million, respectively. The acquisitions were made utilizing borrowings under the Company's amended and restated credit facility and, in the case of the Shelter Acquisition, net proceeds from the issuance of $105.0 million of 10 3/8% senior subordinated notes due 2007. Each of the acquisitions was accounted for as a purchase and the results of operations of the acquired companies were included in the consolidated results of operations of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $115.1 million of goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired, liabilities assumed and additional purchase liabilities recorded. Additional purchase liabilities included approximately $1.8 million for severance and related costs associated with the elimination of certain administrative and corporate positions recorded in connection with the Shelter Acquisition.

                                  KEVCO, INC.

3. INVENTORIES

     Inventories are comprised of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Raw materials...............................................  $19,312   $23,535
Work-in process.............................................      760     1,055
Finished goods..............................................    6,903     6,961
Goods held for resale.......................................   40,095    64,448
                                                              -------   -------
                                                              $67,070   $95,999
                                                              =======   =======

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                        DECEMBER 31,
                                                     -------------------     ESTIMATED
                                                       1999       1998      USEFUL LIVES
                                                     --------   --------    ------------
                                                       (IN THOUSANDS)
Land...............................................  $  2,477   $  2,614
Buildings..........................................    26,892     22,296   31 to 40 years
Machinery and equipment............................    16,904     15,776    5 to 15 years
Furniture and fixtures.............................     6,732      5,161    3 to 10 years
Transportation equipment...........................     2,324      5,312    3 to 10 years
Leasehold improvements.............................     1,247      1,169    7 to 15 years
Construction in process............................       417      3,773
                                                     --------   --------
                                                       56,993     56,101
Less accumulated depreciation......................   (13,237)   (11,107)
                                                     --------   --------
Property and equipment, net........................  $ 43,756   $ 44,994
                                                     ========   ========

     At December 31, 1999 and 1998, property and equipment under capital leases consist of buildings of approximately $2,231,000 and $2,721,000, machinery and equipment of approximately $86,000 and $70,000 and furniture and fixtures of approximately $439,000 and $570,000, respectively. At December 31, 1999 and 1998, accumulated depreciation for assets under capital leases was approximately $2,155,000 and $2,381,000, respectively. Total depreciation expense was $4,856,000, $4,385,000 and $1,768,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Goodwill....................................................  $121,493   $124,233
Noncompete agreements.......................................     1,036      1,036
                                                              --------   --------
                                                               122,529    125,269
Less accumulated amortization...............................    (9,402)    (5,679)
                                                              --------   --------
Goodwill and intangible assets, net.........................  $113,127   $119,590
                                                              ========   ========

                                  KEVCO, INC.

6. LONG TERM DEBT

     Long term debt consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
10 3/8% senior subordinated notes...........................  $105,000   $105,000
Term loan facilities........................................    75,522     79,600
Revolving credit facility...................................        --     20,400
Trust subordinated convertible notes........................    22,172         --
Other unsecured notes payable...............................       852      4,058
                                                              --------   --------
                                                               203,546    209,058
Capital lease obligations (see Note 11).....................     1,280      1,521
Less current portion........................................    (5,273)    (7,209)
                                                              --------   --------
                                                              $199,553   $203,370
                                                              ========   ========

     In December 1997, the Company issued $105.0 million of 10 3/8% Senior Notes due 2007 under the indenture dated as of December 1, 1997, as supplemented (the "Indenture"), to complete the Shelter Acquisition. The Senior Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after December 1, 2002, at the redemption prices set forth in the Indenture. In addition, at any time on or before December 1, 2000, the Company may redeem up to 35.0% of the original aggregate principal amount of the Senior Notes with the net proceeds of a public equity offering at a redemption price equal to 110.375% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the date of redemption.

     The Company's credit facility, as amended during 1999, provides for a $45.0 million revolving credit facility maturing in December 2003 which can be used for either working capital or letters of credit, the Term A facility for $36.9 million which matures in December 2003, and the Term B facility for $38.6 million which matures in December 2004. Borrowings under the credit facility bear interest, which at December 31, 1999 ranged from 9.11% to 10.50%, at either the prime rate or LIBOR rate plus a margin based upon certain compliance ratios maintained by the Company. At December 31, 1999, approximately $1.8 million in letters of credit were outstanding under the revolving credit facility and $42.1 million was available for borrowings thereunder. Both Term A and Term B facilities require quarterly principal and interest payments. The Company may also be required to repay amounts earlier than scheduled as a result of asset sales, excess cash flow from operations, issuance of new debt or issuance of new equity. The term loans and revolving credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries, including capital stock or equity interests of such subsidiaries.

     In July 1999 in connection with an equity infusion by The Kevco Partners Investment Trust (the Trust), the Company issued $23.5 million of senior subordinated convertible notes (the "Subordinated Notes") maturing in July 2006 and bearing interest at 11.50%. In connection with the issuance of the Subordinated Notes, the Company issued 1,068,000 detachable warrants valued at approximately $1.4 million exercisable into shares of non-voting common stock at an exercise price of $5.50 per share through July 2004. Excluding the beneficial conversion feature discussed below, the effective interest rate of the Subordinated Notes is 12.8%. The Subordinated Notes consist of two tranches, Tranche A in the principal amount of $17.0 million (the "Tranche A Notes") and Tranche B in the principal amount of $6.5 million (the "Tranche B Notes"). The Tranche A Notes are convertible at the holders' option into 3,090,909 shares of Series A 10 3/8% Cumulative Convertible Pay-in-Kind Voting Preferred Stock (the "Series A Voting Preferred Stock) or directly into 3,090,909 shares of common stock, in each case at an exchange ratio of $5.50 per share (subject to certain anti-dilutive adjustments). The Tranche B Notes are convertible at the holders' option into

                                  KEVCO, INC.

1,181,818 shares Series B 10 3/8% Convertible Pay-in-Kind Non-voting Preferred Stock (the "Series B Non-voting Preferred Stock") or directly into 1,181,818 shares of non-voting common stock, in each case at an exchange ratio of $5.50 per share (subject to certain anti-dilutive adjustments). Interest on the Subordinated Notes may be paid in cash or, at the Company's option, continue to accrue unpaid in which case the holder of the Subordinated Notes may elect to have all accrued interest paid in shares of Series B Non-voting Preferred Stock. At December 31, 1999, accrued unpaid interest relating to the Subordinated Notes approximated $1,187,000.

     The conversion feature in the Subordinated Notes is considered to be a beneficial conversion feature to the holder given that the quoted market price on the Company's common stock at the date the Subordinated Notes were issued was in excess of the conversion price. As a result, the Company allocated $5.3 million of the proceeds of the Subordinated Notes to additional paid-in capital as a discount to the Subordinated Notes. The Company is required to amortize the discount over the period for which the Subordinated Notes first become convertible. As the Subordinated Notes were immediately convertible upon issuance, the Company recognized the entire discount as a non-cash charge to debt transaction costs during the third quarter of 1999. As a result, the effective interest rate of the Subordinated Notes is approximately 19%.

     The Company has included costs incurred as part of the amendments to the credit facilities during 1999 and the charge of $5.3 million related to the beneficial conversion feature in debt transaction costs in the 1999 consolidated statement of operations.

     The credit facility, Indenture and Subordinated Notes contain restrictions and conditions that include cash flow and various financial ratio requirements and limitations on the incurrence of additional debt or liens, payment of dividends, acquisitions and dispositions of certain assets, the ability to consolidate or merge with another entity, certain transactions with affiliates, and the engagement in certain lines of business. In addition, the credit facility imposes limitations on amounts available for borrowings under the revolving credit facility based on amounts of eligible accounts receivable, inventory and fixed assets. As of December 31, 1999, the Company is in compliance with the covenants under its credit facilities. However, there can be no assurance that the Company will be able to maintain compliance in the future.

     Scheduled maturities of debt through 2004 are as follows:

YEAR ENDING
DECEMBER 31,
------------                                              (IN THOUSANDS)
2000....................................................     $ 5,073
2001....................................................       8,170
2002....................................................       8,809
2003....................................................      17,322
2004....................................................      37,006

     In order to reduce interest rate risk on the credit facility, the Company has entered into an interest rate hedge agreement in the notional amount of $30.0 million, whereby the Company will receive interest payments should LIBOR increase above 7.0% and, conversely, will make interest payments should LIBOR decrease below 5.41%, the effect of which limits the Company's interest expense within the range of 5.41% to 7.0% LIBOR on $30.0 million of debt. Management intends to hold the interest rate hedge until maturity on January 2, 2001. The Company has incurred $62,000 and $0 of additional interest expense related to this interest rate hedge for the year ended December 31, 1999 and 1998, respectively. The fair value of the interest rate hedge agreement is approximately $17,000 and $329,000 at December 31, 1999 and 1998, respectively.

     The fair value of long-term debt, including capital leases, was $198.8 million and $202.8 million as of December 31, 1999 and 1998, respectively. The fair value of the Company's long term debt was calculated by discounting future cash flows using an estimated fair market value interest rate.

                                  KEVCO, INC.

7. STOCKHOLDERS' EQUITY

     Equity Infusion -- In July 1999, the Company issued 2,700,000 shares of voting common stock to the Trust for $5.00 per share which resulted in net proceeds to the Company of $9.1 million after transaction costs. In conjunction with the equity infusion and issuance of the Subordinated Notes, the Company issued approximately 1,743,000 warrants (1,068,000 of which were detachable from the Subordinated Notes) for purchase of non-voting common stock with exercise prices of $5.50 per share which are exercisable through July 2004.

     Preferred Stock -- During 1999, the Company authorized 30.0 million shares of cumulative preferred stock, $.01 par value. Of the 30.0 million shares authorized, 3.5 million shares were designated as Series A 10 3/8% Convertible Pay-in-Kind Voting Preferred Stock, and 9.5 million shares were designated as Series B 10 3/8% Convertible Pay-in-Kind Non-voting Preferred Stock.

     The Series A Voting and Series B Non-voting Preferred Stock have a liquidation preference of $5.50 per share (subject to certain anti-dilutive adjustments), are convertible into an equal number of shares of common stock and non-voting common stock, respectively (subject to certain anti-dilutive adjustments), and are redeemable by the Company any time after July 26, 2002 or in the event of a change in control, at a redemption price per share in cash equal to 100% of the then effective liquidation preference per share plus accrued and unpaid cash dividends thereon.

     Holders of Series A Voting Preferred Stock are entitled to vote with the holders of common stock as a single class on all matters requiring shareholder approval. Holders of Series B Non-voting Preferred Stock have limited voting rights in connection with certain extraordinary corporate events affecting them. As of December 31, 1999, no preferred stock has been issued.

     Non-voting Common Stock -- In 1999, the Company authorized 20.0 million shares of non-voting common stock, $.01 par value. Holders of non-voting common stock have rights substantially identical to those of common stock; however, they only have limited voting rights in connection with certain extraordinary corporate events affecting them. As of December 31, 1999, no non-voting common stock has been issued.

     Stock-Based Compensation Plans -- The Company sponsors the Kevco, Inc. 1995 Stock Option Plan, the Kevco, Inc. 1996 Stock Option Plan and the Kevco, Inc. 1999 Stock Option Plan (the "Plans"), which are stock-based incentive compensation plans. Under the plans, the Company is authorized to issue up to 2,202,735 shares of common stock pursuant to "Awards" granted in the form of incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code) and non-qualified stock options. Awards may be granted to selected employees and directors of the Company. The Company has only granted non-qualified stock options under the Plans.

     The Plans provide that the exercise price of any stock option will be determined by the board of directors on the date of grant. The stock options granted under the 1996 plan vest over 10 years. Stock options granted under the 1999 plan vest over a maximum period of 8 years with accelerated vesting available if certain performance measures are achieved. All options granted prior to November 1996 vested in November 1996, at the time of the Company's initial public offering. The stock options have been granted primarily at prices equal to the market value of the shares at the date of grant and expire from 7 to 10 years after the date of grant. In accordance with APB 25, the Company has not recognized any compensation cost for these stock options granted during 1999, 1998 and 1997.

                                  KEVCO, INC.

     A summary of the Company's stock option activity and related information is as follows:

                                                  NONQUALIFIED STOCK OPTIONS
                             ---------------------------------------------------------------------
                                     1999                    1998                    1997
                             ---------------------   ---------------------   ---------------------
                             NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED   NUMBER OF    WEIGHTED
                             SHARES OF    AVERAGE    SHARES OF    AVERAGE    SHARES OF    AVERAGE
                             UNDERLYING   EXERCISE   UNDERLYING   EXERCISE   UNDERLYING   EXERCISE
                              OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                             ----------   --------   ----------   --------   ----------   --------
Outstanding at beginning of
  year.....................    394,402     $10.90     421,472      $10.76     415,196      $10.58
Granted....................  1,208,000       2.36      15,000       19.17      24,500       13.62
Exercised..................    (10,598)      5.64     (25,020)      11.18     (14,464)      10.49
Forfeited..................    (11,870)     11.60     (17,050)      14.30      (3,760)      11.17
Expired....................         --         --          --          --          --          --
                             ---------                -------                 -------
Outstanding at end of
  year.....................  1,579,934       4.33     394,402       10.90     421,472       10.76
                             =========                =======                 =======
Exercisable at end of
  year.....................    360,234      10.79     374,802       10.62     405,072       10.65
Weighted-average fair value
  of options granted during
  the year.................                  1.85                   13.29                    8.06

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123), requires the disclosure of pro forma net income/(loss) and income/(loss) per share of common stock information computed as if the Company had accounted for its stock options granted subsequent to January 1, 1995 under the fair value method set forth in SFAS 123. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate ranging from 4.65% to 6.52%, a dividend of zero percent for all years, a volatility factor ranging from 48.0% to 72.0% and an expected life ranging from 6.3 years to 9.5 years.

     The following table summarizes additional information about stock options outstanding at December 31, 1999:

                              WEIGHTED    WEIGHTED                 WEIGHTED
                               AVERAGE    AVERAGE                  AVERAGE
RANGE OF          NUMBER      REMAINING   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICE  OUTSTANDING     LIFE       PRICE     EXERCISABLE    PRICE
--------------  -----------   ---------   --------   -----------   --------
$2.31-$3.00      1,208,000       9.9       $ 2.36           --          --
$5.64               31,934       5.5         5.64       31,934      $ 5.64
$11.17             316,600       3          11.17      316,600       11.17
$13.50-$13.88       18,400       7          13.65       10,700       13.76
$24.50               5,000       8.3        24.50        1,000       24.50
                 ---------                             -------
                 1,579,934       8.5       $ 4.33      360,234      $10.79
                 =========                             =======

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those described above, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable measure of fair value for the Company's stock options.

                                  KEVCO, INC.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the option's vesting period as adjusted for estimated forfeitures. Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net income/(loss) and earnings/(loss) per share would have been as follows:

                                                            1999         1998        1997
                                                         ----------    --------    --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE)
Pro forma net income/(loss)............................   $(36,097)     $1,793      $6,237
Pro forma earnings/(loss) per common share:
  Basic................................................   $  (4.49)     $  .26      $  .92
  Diluted..............................................   $  (4.49)     $  .26      $  .90

     Shares reserved for future issuances -- As of December 31, 1999, the Company has approximately 7,515,911 shares reserved for future issuances under the stock option plans, conversion of the Subordinated Notes and outstanding warrants.

8. IMPAIRMENT AND SPECIAL CHARGES

     During the third quarter of 1999, the Company's new management team implemented a number of cost improvement initiatives. These initiatives included the decision to dispose of the Plastic Solutions operation, an injection plastics manufacturing division included in the Manufacturing segment, the operations of which were no longer in alignment with the Company's core business strategy. On December 24, 1999, the Company sold the Plastic Solutions division for approximately $1.5 million. Prior to the sale, the Company recognized an impairment loss of $3.8 million (including a write-off of approximately $3.3 million of goodwill allocable to the Plastic Solutions division,) to adjust the carrying amount of Plastic Solutions' assets to their estimated fair value, net of related costs to sell. The revenue, gross profit and operating loss recognized by Plastic Solutions prior to the sale in 1999 was $8.3 million, $0.3 million, and $(.4) million, respectively.

     Other special charges of approximately $3.0 million were recognized in the third quarter of 1999 relating to accruals of approximately $1.5 million for employment agreements for certain executives who will no longer be providing services to the Company and $1.5 million in charges related to the write-off of software and equipment no longer being utilized by the Company and costs associated with a terminated lease.

9. INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The provision/(benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following:

                                                             1999      1998     1997
                                                            -------   ------   ------
                                                                 (IN THOUSANDS)
Federal:
  Current.................................................  $(4,308)  $  535   $3,489
  Deferred................................................    4,922    1,895      512
State:
  Current.................................................       --      318      490
  Deferred................................................      428      384       63
                                                            -------   ------   ------
                                                            $ 1,042   $3,132   $4,554
                                                            =======   ======   ======

                                  KEVCO, INC.

     The components of deferred tax assets and liabilities consist of the following:

                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Accrued liabilities.......................................  $ 2,972   $ 1,393
  Reserves and allowances...................................      274       500
  Inventory adjustments.....................................    2,059     1,586
  Intangibles...............................................    3,730     4,224
  Net operating loss and tax credit carryforwards...........    3,741        --
                                                              -------   -------
          Total gross deferred tax assets...................   12,776     7,703
                                                              -------   -------
Deferred tax liabilities:
  Property and equipment....................................   (2,726)   (1,841)
  Other.....................................................     (130)     (512)
                                                              -------   -------
          Total gross deferred tax liabilities..............   (2,856)   (2,353)
  Valuation allowance.......................................   (9,920)       --
                                                              -------   -------
          Net deferred tax asset............................  $    --   $ 5,350
                                                              =======   =======
Net current deferred tax asset..............................  $ 5,305   $ 2,572
Net noncurrent deferred tax asset...........................    4,615     2,778
Valuation allowance.........................................   (9,920)       --
                                                              -------   -------
          Net deferred tax asset............................  $    --   $ 5,350
                                                              =======   =======

     At December 31, 1999, the Company has provided a valuation allowance for net deferred tax assets because it cannot be assured that realization is more likely than not given the losses in 1999.

     At December 31, 1999, the Company has net operating loss carryforwards of approximately $9 million for income tax purposes which begin to expire in year 2019.

     The difference between income taxes at the statutory federal income tax rate for the years ended December 31, 1999, 1998 and 1997, and income tax reported in the consolidated statement of operations is as follows:

                                                              1999     1998    1997
                                                              -----    ----    ----
Statutory rate..............................................  (35.0)%  34.0%   35.0%
Increase (decrease) in taxes resulting from:
  State income taxes, net of federal tax benefit............   (3.5)    9.3     3.3
  Change in valuation allowance.............................   28.3      --      --
  Amortization write-off of non-deductible goodwill.........    6.0    18.2      --
  Interest expense/beneficial conversion feature related to
     Subordinated Notes.....................................    5.4      --      --
  Other, net................................................    1.8     1.2     3.7
                                                              -----    ----    ----
                                                                3.0%   62.7%   42.0%
                                                              =====    ====    ====

10. GAIN FROM INSURANCE PROCEEDS

     In August 1998, the Company sustained a fire at its Duo-Form Plant in Edwardsburg, Michigan, which destroyed the facility and its contents. A gain from insurance proceeds of approximately $2,541,000 was recognized in 1998 related to the insurance claim. The gain has been reflected in other income for 1998.

                                  KEVCO, INC.

11. COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases various equipment and buildings under capital and noncancelable operating leases with an initial term in excess of one year. As of December 31, 1999, future minimum rental payments required under these capital and operating leases are summarized as follows:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
2000........................................................  $   431    $ 7,787
2001........................................................      329      6,887
2002........................................................      321      5,978
2003........................................................      320      4,944
2004........................................................      304      3,711
Thereafter..................................................      661      7,433
                                                              -------    -------
          Total.............................................  $ 2,366    $36,740
                                                                         =======
Less amount representing interest...........................   (1,086)
                                                              -------
          Present value of minimum lease payments...........  $ 1,280
                                                              =======

     Rental expense for operating leases was approximately $12,666,000, $11,776,000 and $5,060,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Litigation

     There are claims and pending actions incident to the business operations of the Company. Management does not expect resolution of these matters to have a material adverse effect on the Company's financial position or future results of operations or cash flows.

12. RETIREMENT PLAN

     The Company has a defined contribution retirement plan that covers substantially all full-time employees and is qualified under Section 401(k) of the Internal Revenue Code. Under the plan, employees may voluntarily contribute a percentage of their compensation to the plan and the Company may make discretionary contributions. The Company's contributions to the plan for the years ended December 31, 1999, 1998 and 1997 were $0, $0 and $135,000, respectively.

13. RELATED PARTY TRANSACTIONS

     The Company leases certain buildings and data processing equipment under capital leases from partnerships partially owned by Jerry E. Kimmel, a member of the Board of Directors. Two of the leased warehouses were financed through economic development and industrial revenue bonds; one series of which was issued by Newton, Kansas in the original principal amount of $575,000, and with respect to which, the Company is the sub-lessee of the premises and a co-guarantor, and one series of which was issued by Elkhart, Indiana in the original principal amount of $400,000, and with respect to which, the Company is the lessee of the premises. Lease payments for the facilities and equipment were approximately $672,000, $576,000 and $672,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Debt related to the capital leases was approximately $1,148,000 and $1,299,000 at December 31, 1999 and 1998,
respectively.

     Management fees of $217,000 were paid to the majority investor in the Trust during 1999 for certain financial oversight and monitoring services rendered to the Company.

                                  KEVCO, INC.

14. SEGMENT REPORTING

     The Company identifies reportable segments based upon management responsibility within the United States. The Company has identified three reportable segments: Distribution, Manufacturing and Wood Products.

     The Distribution segment primarily distributes plumbing products, buildings products, electrical components and hardware supplies to the manufactured housing and recreational vehicle industries; the Manufacturing segment primarily manufactures and distributes thermoformed products, laminated wallboard products and plastic injection molded products (prior to the sale of Plastic Solutions, Inc.) to the manufactured housing and recreational vehicle industries; and the Wood Products segment primarily manufactures roof trusses and lumber cut to customer specifications for use in manufactured homes.

     The Company measures segment performance based upon revenue and operating income results. The information in the Corporate/Other category consists primarily of intercompany eliminations of Manufacturing sales to Distribution and corporate operating expenses, and is utilized to reconcile to the consolidated results. Information regarding operations and assets by segment is as follows:

                                                         1999       1998     1997(E)
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net Sales:
  Distribution.......................................  $551,749   $604,497   $248,396
  Manufacturing......................................   147,262    140,930      7,518
  Wood Products......................................   158,168    169,869    134,819
  Corporate/Other(a).................................   (16,898)   (17,846)       (71)
                                                       --------   --------   --------
                                                       $840,281   $897,450   $390,662
                                                       ========   ========   ========
Operating income:
  Distribution.......................................  $ 20,172   $ 28,449   $ 16,709
  Manufacturing......................................     4,503      9,177        310
  Wood Products......................................     2,245      5,388      6,631
  Corporate/Other(b).................................   (35,598)   (19,449)    (8,041)
                                                       --------   --------   --------
                                                         (8,678)    23,565     15,609
Interest expense/debt transaction costs..............    29,086     21,143      4,767
Other income.........................................     2,727      2,577         --
                                                       --------   --------   --------
Income (loss) before income taxes....................  $(35,037)  $  4,999   $ 10,842
                                                       ========   ========   ========
Depreciation and amortization:
  Distribution.......................................  $  1,195   $  1,302   $    676
  Manufacturing......................................     2,525      2,141        142
  Wood Products......................................     1,374      1,310        614
  Corporate/Other(c).................................     5,033      4,175      1,883
                                                       --------   --------   --------
                                                       $ 10,127   $  8,928   $  3,315
                                                       ========   ========   ========
Total assets:
  Distribution.......................................  $ 88,707   $123,047
  Manufacturing......................................    35,461     39,459
  Wood Products......................................    42,878     48,086
  Corporate/Other(d).................................   125,326    121,243
                                                       --------   --------
                                                       $292,372   $331,835
                                                       ========   ========

                                  KEVCO, INC.

---------------

(a) Consists primarily of intercompany eliminations of Manufacturing sales to Distribution.

(b)  Consists primarily of corporate operating expenses.

(c)  Consists primarily of amortization of goodwill.

(d) Consists primarily of goodwill resulting from acquisitions and debt issue costs related to the Company's long-term debt.

(e)  Includes operations of acquired companies from dates of acquisitions (See
     Note 2).

15. VALUATION AND QUALIFYING ACCOUNTS

     The following table sets forth activity in the Company's allowance for doubtful accounts (in thousands):

                                                BEGINNING   CHARGES TO                END OF
                                                 OF YEAR    OPERATIONS   DEDUCTIONS    YEAR
                                                ---------   ----------   ----------   ------
Year Ended December 31, 1999..................    $740         $128        $(157)      $711
Year Ended December 31, 1998..................     641          197          (98)       740
Year Ended December 31, 1997..................     100          624          (83)       641

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     PricewaterhouseCoopers LLP served as the Company's independent auditors for the fiscal year ended December 31, 1998. Effective August 3, 1999, the Company dismissed PricewaterhouseCoopers LLP and engaged Ernst & Young LLP as its independent auditors.

     - There have been no adverse opinions, disclaimers of opinion, or qualifications or modifications as to uncertainty, audit scope, or accounting principles regarding the reports of PricewaterhouseCoopers LLP on the Company's financial statements for each of the fiscal years ended December 31, 1998 and 1997.

     - The Audit Committee of the Board of Directors approved the change of accountants and that action was ratified by the Board of Directors.

     - During the fiscal years ended December 31, 1998 and 1997 and the subsequent interim period to August 3, 1999, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreements in connection with its report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning the directors of the Company is set forth in the proxy statement to be delivered to shareholders in connection with the Company's annual meeting of shareholders to be held in 2000 (the "Proxy Statement") under the heading "Election of Directors," which information is incorporated herein by reference. The name, age and position of each executive officer of the Company is set forth under the heading "Executive Officers" in Item 1 of this report, which information is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) 1. Index to Financial Statements.

     The following Consolidated Financial Statements are included herein:

Report of Independent Auditors..............................   23
Report of Independent Accountants...........................   24
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   25
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................   26
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............   27
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................   28
Notes to Consolidated Financial Statements..................   29

      2. Index to Financial Schedules.

     No schedules are included because of the absence of conditions under which they are required or because information is disclosed in the financial statements or notes thereto.

      3. Exhibits

     The exhibits filed as a part of this report are listed under "Exhibit Index" at subsection (c) of this Item.

  (b) Reports of Form 8-K:

     None.

  (c) Exhibit Index:

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Asset Purchase Agreement dated January 31, 1997, by and among Consolidated Forest Products, Inc., Consolidated
                            Forest Products, L.L.C., and the members of Consolidated
                            Forest Products, L.L.C.(2)
          2.2            -- Stock Purchase Agreement dated February 1997, by and
                            among Kevco Delaware, Inc. and the shareholders of Bowen
                            Supply, Inc.(2)
          2.3            -- Agreement and Plan of Merger dated as of October 21,
                            1997, between Kevco, Inc., SCC Acquisition Corp., and
                            Shelter Components Corporation.(3)
          2.4            -- Securities Purchase Agreement dated as of July 14, 1999, between Wingate Partners II, L.P. and Kevco, Inc.(10)
          3.1            -- Second Amended and Restated Articles of Incorporation of
                            Kevco, Inc.(13)
          3.2            -- Bylaws of Kevco, Inc.(1)
          3.2.1          -- First Amendment to Bylaws of Kevco, Inc.(12)
          4.1            -- Indenture dated December 1, 1997, among Kevco, Inc., SCC
                            Acquisition Corp., Kevco Delaware, Inc., Sunbelt Wood
                            Components, Inc., Consolidated Forest Products, Inc.,
                            Bowen Supply, Inc. and Encore Industries, Inc., as
                            Subsidiary Guarantors and United States Trust Company of
                            New York, as Trustee.(6)
          4.1.1          -- Supplemental Indenture dated December 1, 1997, between
                            Shelter Components Corporation and United States Trust
                            Company of New York, as Trustee.(6)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          4.1.2          -- Supplemental Indenture dated as of December 1, 1997,
                            between Shelter Distribution, L.P. and United States
                            Trust Company of New York, as Trustee.(6)
          4.1.3          -- Supplemental Indenture dated as of December 1, 1997,
                            between DCM, Inc. and United States Trust Company of New
                            York, as Trustee.(6)
          4.1.4          -- Supplemental Indenture dated as of December 1, 1997,
                            between Duo-Form of Michigan, Inc. and United States
                            Trust Company of New York, as Trustee.(6)
          4.1.5          -- Supplemental Indenture dated as of December 1, 1997,
                            between Design Components, Inc. and United States Trust
                            Company of New York, as Trustee.(6)
          4.1.6          -- Supplemental Indenture dated as of December 1, 1997,
                            between Shelter Components of Indiana, Inc. and United
                            States Trust Company of New York, as Trustee.(6)
          4.1.7          -- Supplemental Indenture dated as of December 1, 1997,
                            between BPR Holdings, Inc. and United States Trust
                            Company of New York, as Trustee.(6)
         10.1            -- Amendment No. 1 to Amended and Restated 1995 Stock Option
                            Plan of Kevco, Inc.(7)
         10.1.1          -- Amendment No. 2 to Amended and Restated 1995 Stock Option
                            Plan of Kevco, Inc. and Supplementary Letter.(1)
         10.2            -- 1996 Stock Option Plan of Kevco, Inc., as amended, and
                            Supplementary Letter.(1)
         10.3            -- Kevco, Inc. 1999 Stock Option Plan.(13)
         10.4            -- Lease dated December 1, 1977, by and between K & E Land &
                            Leasing and Kevco, Inc.(1)
         10.4.1          -- Amendment No. 1 to Lease effective January 1, 1982, by
                            and between K & E Land & Leasing and Kevco, Inc.(1)
         10.4.2          -- Amendment No. 2 to Lease dated May 30, 1983, by and
                            between K & E Land & Leasing and Kevco, Inc.(1)
         10.4.3          -- Amendment No. 3 to Lease dated February 1, 1993, by and between K & E Land & Leasing and Kevco, Inc.(1)
         10.4.4          -- Amendment No. 4 to Lease dated October 26, 1979 by and
                            between K&E Land & Leasing and Kevco, Inc.(1)
         10.5            -- Lease dated April 1, 1980, between City of Newton, Kansas and K & E Land & Leasing.(1)
         10.6            -- Sublease and Lease Guarantee Agreement dated April 1,
                            1980 between K & E Land & Leasing and Kevco, Inc.(1)
         10.7            -- Amendment No. 1 to Sublease and Lease Guaranty Agreement
                            dated May 30, 1983, by and between K & E Land & Leasing
                            and Kevco, Inc.(1)
         10.8            -- Lease Agreement dated October 12, 1987, between 1741
                            Conant Partnership & Kevco Inc.(1)
         10.9            -- Equipment Lease Agreement dated January 1, 1991, between
                            K & E Land & Leasing and Kevco, Inc.(1)
         10.9.1          -- Amendment No. 1 to Equipment Lease Agreement dated
                            February 12, 1993, between K & E Land & Leasing and
                            Kevco, Inc.(1)
         10.9.2          -- Amendment No. 2 to Equipment Lease Agreement dated
                            October 26, 1993, between K & E Land & Leasing and Kevco,
                            Inc.(1)
         10.9.3          -- Amendment No. 3 to Equipment Lease Agreement dated May
                            23, 1994 between K & E Land & Leasing and Kevco, Inc.(1)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.10           -- Deferred Compensation Agreement dated May 24, 1997,
                            between Kevco, Inc. and Clyde A. Reed, Jr.(1)
         10.10.1         -- Amendment No. 1 to Deferred Compensation Agreement dated
                            May 1980.(1)
         10.10.2         -- Amendment No. 2 to Deferred Compensation Agreement dated
                            March 10, 1992.(1)
         10.11           -- Form of Tax Indemnification and Distribution
                            Agreement.(1)
         10.12           -- Form of Assignment of $5,000,000 Note made by Kevco,
                            Inc.(1)
         10.13           -- Form of Adoption Agreement by Kevco, Inc. and Kevco
                            Texas, Inc. (re: 1995 Stock Option Plan and 1996 Stock
                            Option Plan).(1)
         10.14           -- Amendment No. 1 dated September 21, 1988, to Lease
                            Agreement by 1741 Conant Partnership and Kevco, Inc.(1)
         10.15           -- Letter Agreement dated June 22, 1982, between Kevco, Inc.
                            and K&E Land & Leasing.(1)
         10.16           -- Letter Agreement dated October 1, 1996, by Kevco, Inc.,
                            K&E Land & Leasing, and 1741 Conant Partnership.(1)
         10.17           -- Form of Parent Pledge Agreement.(1)
         10.18           -- Senior Commitment Letter dated October 27, 1997, from
                            NationsBank of Texas, N.A. and NationsBanc Montgomery
                            Securities, Inc.(3)
         10.19           -- First Amendment to Amended and Restated Credit Agreement
                            dated as of November 25, 1997, between Kevco Delaware,
                            Inc., NationsBank of Texas, N.A., and certain lenders
                            named therein.(4)
         10.20           -- Second Amended and Restated Credit Agreement dated
                            December 1, 1997, between Kevco, Inc., NationsBank of
                            Texas, N.A., and certain lenders named therein.(4)(5)
         10.20.1         -- First Amendment to Credit Agreement dated February 12,
                            1998, between Kevco, Inc., certain lenders and
                            NationsBank of Texas, N.A.(7)
         10.20.2         -- Second Amendment to Credit Agreement, dated as of October
                            27, 1998, by and among Kevco, Inc., NationsBank, N.A.,
                            and the lenders named therein.(9)
         10.21           -- Revolving Credit Note dated December 1, 1997, between
                            Kevco, Inc. and NationsBank of Texas, N.A. in the
                            original principal amount of $11,666,666.66.(4)
         10.22           -- Revolving Credit Note dated December 1, 1997, between
                            Kevco, Inc. and National City Bank of Kentucky in the
                            original principal amount of $8,166,666.67.(4)
         10.23           -- Revolving Credit Note dated December 1, 1997, between
                            Kevco, Inc. and Guaranty Federal Bank, F.S.B. in the
                            original principal amount of $7,000,000.00.(4)
         10.24           -- Revolving Credit Note dated December 1, 1997, between
                            Kevco, Inc. and The Sumitomo Bank, Limited in the
                            original principal amount of $8,166,666.67.(4)
         10.25           -- Facility A Term Loan Note dated December 1, 1997, between
                            Kevco, Inc. and NationsBank of Texas, N.A. in the
                            original principal amount of $13,333,333.34.(4)
         10.26           -- Facility A Term Loan Note dated December 1, 1997, between
                            Kevco, Inc. and National City Bank Kentucky in the
                            original principal amount of $9,333,333.33.(4)
         10.27           -- Facility A Term Loan Note dated December 1, 1997, between
                            Kevco, Inc. and Guaranty Federal Bank, F.S.B. in the
                            original principal amount of $8,000,000.00.(4)
         10.28           -- Facility A Term Loan Note dated December 1, 1997, between
                            Kevco, Inc. and The Sumitomo Bank, Limited in the
                            original principal amount of $9,333,333.33.(4)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.29           -- Facility B Term Loan Note dated December 1, 1997, between
                            Kevco, Inc. and NationsBank of Texas, N.A. in the
                            original principal amount of $50,000,000.00.(4)
         10.30           -- Security Agreement dated December 1, 1997, between Kevco,
                            Inc. and NationsBank of Texas, N.A. as Administrative
                            Agent.(4)
         10.31           -- Registered Global Note dated March 5, 1998, among Kevco,
                            Inc., Kevco Delaware, Inc., Sunbelt Wood Components,
                            Inc., Bowen Supply, Inc., Encore Industries, Inc.,
                            Shelter Components Corporation, BPR Holdings, Inc.,
                            Shelter Components of Indiana, Inc., Design Components,
                            Inc., Duo-Form of Michigan, Inc., DCM, Inc. and Shelter
                            Distribution, L.P., as Subsidiary Guarantors and United
                            States Trust Company of New York, as Trustee.(8)
         10.32           -- Waiver dated December 30, 1998, by and among Kevco, Inc.,
                            NationsBank, N.A., and the lenders named therein.(9)
         10.32.1         -- Second Waiver dated February 15, 1999, by and among
                            Kevco, Inc., NationsBank, N.A., and the lenders named
                            therein.(9)
         10.32.2         -- Third Amendment and Waiver dated February 25, 1999, by
                            and among Kevco, Inc., NationsBank, N.A. and lenders
                            named therein.(9)
         10.32.3         -- Letter agreement waiver extension dated March 22, 1999, between Kevco, Inc., NationsBank, N.A., and the lenders
                            named therein.(9)
         10.32.4         -- Fourth Amendment and Waiver dated April 6, 1999, by and among Kevco, Inc., NationsBank, N.A., and the lenders
                            named therein.(9)
         10.33           -- Third Amended and Restated Credit Agreement.(11)
         10.33.1         -- First Amendment to Credit Agreement dated October, 1999, by and among Kevco, Inc., NationsBank, N.A., and the
                            lenders named therein.(14)
         10.34           -- Tranche A Senior Subordinated Exchangeable Note dated
                            July 26, 1999.(12)
         10.35           -- Tranche B Senior Subordinated Exchangeable Note dated
                            July 26, 1999.(12)
         10.36           -- Warrant dated July 26, 1999, to purchase 675,000 shares of Nonvoting Common Stock.(12)
         10.37           -- Warrant, dated July 26, 1999, to purchase 772,727 shares of Nonvoting Common Stock.(12)
         10.38           -- Warrant dated July 26, 1999, to purchase 295,455 shares of Nonvoting Common Stock.(12)
         10.39           -- Consulting Agreement dated July 26, 1999, between Kevco,
                            Inc. and Mr. Gerald E. Kimmel.(12)
         10.40           -- Financial Advisory Agreement dated July 26, 1999, among
                            Kevco, Inc. and Wingate Management Limited, L.L.C.(12)
         10.41           -- Monitoring and Oversight Agreement dated July 26, 1999, among Kevco, Inc. and Wingate Management Limited,
                            L.L.C.(12)
         21.1            -- List of Subsidiaries.(15)
         23.1            -- Consent of Ernst & Young LLP(15)
         23.2            -- Consent of PricewaterhouseCoopers LLP(15)
         24.1            -- Power of Attorney(16)
         27.1            -- Financial Data Schedule.(15)

---------------

ENDNOTES

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

(10) Previously filed as a Current Report on Form 8-K dated July 14, 1999 and incorporated herein by reference.

(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(12) Previously filed as an exhibit to the Current Report on Form 8-K dated July 26, 1999 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Proxy Statement on Schedule 14A filed November 2, 1999.

(14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(15) Filed herewith.

(16) Included on the Signature Page of this Annual Report.

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Joseph P. Tomczak as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KEVCO, INC.

                                            By:    /s/ JOSEPH P. TOMCZAK
                                              ----------------------------------
                                                      Joseph P. Tomczak
                                                 Executive Vice President and
                                                   Chief Financial Officer

Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 30, 2000.

                      SIGNATURE                                           CAPACITY
                      ---------                                           --------

             /s/ FREDERICK B. HEGI, JR.                Chairman of the Board, President and Chief
-----------------------------------------------------    Executive Officer and Director (Principal
               Frederick B. Hegi, Jr.                    Executive Officer)

                /s/ JOSEPH P. TOMCZAK                  Executive Vice President and Chief Financial
-----------------------------------------------------    Officer (Principal Financial Officer)
                  Joseph P. Tomczak

                /s/ JAMES A. JOHNSON                   Executive Vice President, Secretary and
-----------------------------------------------------    Director
                  James A. Johnson

                 /s/ JERRY E. KIMMEL                   Director
-----------------------------------------------------
                   Jerry E. Kimmel

                 /s/ RICHARD NEVINS                    Director
-----------------------------------------------------
                   Richard Nevins

                /s/ WILLIAM L. ESTES                   Director
-----------------------------------------------------
                  William L. Estes

                 /s/ PETER B. MCKEE                    Director
-----------------------------------------------------
                   Peter B. McKee

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          2.1            -- Asset Purchase Agreement dated January 31, 1997, by and among Consolidated Forest Products, Inc., Consolidated
                            Forest Products, L.L.C., and the members of Consolidated
                            Forest Products, L.L.C.(2)
          2.2            -- Stock Purchase Agreement dated February 1997, by and
                            among Kevco Delaware, Inc. and the shareholders of Bowen
                            Supply, Inc.(2)
          2.3            -- Agreement and Plan of Merger dated as of October 21,
                            1997, between Kevco, Inc., SCC Acquisition Corp., and
                            Shelter Components Corporation.(3)
          2.4            -- Securities Purchase Agreement dated as of July 14, 1999, between Wingate Partners II, L.P. and Kevco, Inc.(10)
          3.1            -- Second Amended and Restated Articles of Incorporation of
                            Kevco, Inc.(13)
          3.2            -- Bylaws of Kevco, Inc.(1)
          3.2.1          -- First Amendment to Bylaws of Kevco, Inc.(12)
          4.1            -- Indenture dated December 1, 1997, among Kevco, Inc., SCC
                            Acquisition Corp., Kevco Delaware, Inc., Sunbelt Wood
                            Components, Inc., Consolidated Forest Products, Inc.,
                            Bowen Supply, Inc. and Encore Industries, Inc., as
                            Subsidiary Guarantors and United States Trust Company of
                            New York, as Trustee.(6)
          4.1.1          -- Supplemental Indenture dated December 1, 1997, between
                            Shelter Components Corporation and United States Trust
                            Company of New York, as Trustee.(6)
          4.1.2          -- Supplemental Indenture dated as of December 1, 1997,
                            between Shelter Distribution, L.P. and United States
                            Trust Company of New York, as Trustee.(6)
          4.1.3          -- Supplemental Indenture dated as of December 1, 1997,
                            between DCM, Inc. and United States Trust Company of New
                            York, as Trustee.(6)
          4.1.4          -- Supplemental Indenture dated as of December 1, 1997,
                            between Duo-Form of Michigan, Inc. and United States
                            Trust Company of New York, as Trustee.(6)
          4.1.5          -- Supplemental Indenture dated as of December 1, 1997,
                            between Design Components, Inc. and United States Trust
                            Company of New York, as Trustee.(6)
          4.1.6          -- Supplemental Indenture dated as of December 1, 1997,
                            between Shelter Components of Indiana, Inc. and United
                            States Trust Company of New York, as Trustee.(6)
          4.1.7          -- Supplemental Indenture dated as of December 1, 1997,
                            between BPR Holdings, Inc. and United States Trust
                            Company of New York, as Trustee.(6)
         10.1            -- Amendment No. 1 to Amended and Restated 1995 Stock Option
                            Plan of Kevco, Inc.(7)
         10.1.1          -- Amendment No. 2 to Amended and Restated 1995 Stock Option
                            Plan of Kevco, Inc. and Supplementary Letter.(1)
         10.2            -- 1996 Stock Option Plan of Kevco, Inc., as amended, and
                            Supplementary Letter.(1)
         10.3            -- Kevco, Inc. 1999 Stock Option Plan.(13)
         10.4            -- Lease dated December 1, 1977, by and between K & E Land &
                            Leasing and Kevco, Inc.(1)
         10.4.1          -- Amendment No. 1 to Lease effective January 1, 1982, by
                            and between K & E Land & Leasing and Kevco, Inc.(1)
         10.4.2          -- Amendment No. 2 to Lease dated May 30, 1983, by and
                            between K & E Land & Leasing and Kevco, Inc.(1)
         10.4.3          -- Amendment No. 3 to Lease dated February 1, 1993, by and between K & E Land & Leasing and Kevco, Inc.(1)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.4.4          -- Amendment No. 4 to Lease dated October 26, 1979 by and
                            between K&E Land & Leasing and Kevco, Inc.(1)
         10.5            -- Lease dated April 1, 1980, between City of Newton, Kansas and K & E Land & Leasing.(1)
         10.6            -- Sublease and Lease Guarantee Agreement dated April 1,
                            1980 between K & E Land & Leasing and Kevco, Inc.(1)
         10.7            -- Amendment No. 1 to Sublease and Lease Guaranty Agreement
                            dated May 30, 1983, by and between K & E Land & Leasing
                            and Kevco, Inc.(1)
         10.8            -- Lease Agreement dated October 12, 1987, between 1741
                            Conant Partnership & Kevco Inc.(1)
         10.9            -- Equipment Lease Agreement dated January 1, 1991, between
                            K & E Land & Leasing and Kevco, Inc.(1)
         10.9.1          -- Amendment No. 1 to Equipment Lease Agreement dated
                            February 12, 1993, between K & E Land & Leasing and
                            Kevco, Inc.(1)
         10.9.2          -- Amendment No. 2 to Equipment Lease Agreement dated
                            October 26, 1993, between K & E Land & Leasing and Kevco,
                            Inc.(1)
         10.9.3          -- Amendment No. 3 to Equipment Lease Agreement dated May
                            23, 1994 between K & E Land & Leasing and Kevco, Inc.(1)
         10.10           -- Deferred Compensation Agreement dated May 24, 1997,
                            between Kevco, Inc. and Clyde A. Reed, Jr.(1)
         10.10.1         -- Amendment No. 1 to Deferred Compensation Agreement dated
                            May 1980.(1)
         10.10.2         -- Amendment No. 2 to Deferred Compensation Agreement dated
                            March 10, 1992.(1)
         10.11           -- Form of Tax Indemnification and Distribution
                            Agreement.(1)
         10.12           -- Form of Assignment of $5,000,000 Note made by Kevco,
                            Inc.(1)
         10.13           -- Form of Adoption Agreement by Kevco, Inc. and Kevco
                            Texas, Inc. (re: 1995 Stock Option Plan and 1996 Stock
                            Option Plan).(1)
         10.14           -- Amendment No. 1 dated September 21, 1988, to Lease
                            Agreement by 1741 Conant Partnership and Kevco, Inc.(1)
         10.15           -- Letter Agreement dated June 22, 1982, between Kevco, Inc.
                            and K&E Land & Leasing.(1)
         10.16           -- Letter Agreement dated October 1, 1996, by Kevco, Inc.,
                            K&E Land & Leasing, and 1741 Conant Partnership.(1)
         10.17           -- Form of Parent Pledge Agreement.(1)
         10.18           -- Senior Commitment Letter dated October 27, 1997, from
                            NationsBank of Texas, N.A. and NationsBanc Montgomery
                            Securities, Inc.(3)
         10.19           -- First Amendment to Amended and Restated Credit Agreement
                            dated as of November 25, 1997, between Kevco Delaware,
                            Inc., NationsBank of Texas, N.A., and certain lenders
                            named therein.(4)
         10.20           -- Second Amended and Restated Credit Agreement dated
                            December 1, 1997, between Kevco, Inc., NationsBank of
                            Texas, N.A., and certain lenders named therein.(4)(5)
         10.20.1         -- First Amendment to Credit Agreement dated February 12,
                            1998, between Kevco, Inc., certain lenders and
                            NationsBank of Texas, N.A.(7)
         10.20.2         -- Second Amendment to Credit Agreement, dated as of October
                            27, 1998, by and among Kevco, Inc., NationsBank, N.A.,
                            and the lenders named therein.(9)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.21           -- Revolving Credit Note dated December 1, 1997, between
                            Kevco, Inc. and NationsBank of Texas, N.A. in the
                            original principal amount of $11,666,666.66.(4)
         10.22           -- Revolving Credit Note dated December 1, 1997, between
                            Kevco, Inc. and National City Bank of Kentucky in the
                            original principal amount of $8,166,666.67.(4)
         10.23           -- Revolving Credit Note dated December 1, 1997, between
                            Kevco, Inc. and Guaranty Federal Bank, F.S.B. in the
                            original principal amount of $7,000,000.00.(4)
         10.24           -- Revolving Credit Note dated December 1, 1997, between
                            Kevco, Inc. and The Sumitomo Bank, Limited in the
                            original principal amount of $8,166,666.67.(4)
         10.25           -- Facility A Term Loan Note dated December 1, 1997, between
                            Kevco, Inc. and NationsBank of Texas, N.A. in the
                            original principal amount of $13,333,333.34.(4)
         10.26           -- Facility A Term Loan Note dated December 1, 1997, between
                            Kevco, Inc. and National City Bank Kentucky in the
                            original principal amount of $9,333,333.33.(4)
         10.27           -- Facility A Term Loan Note dated December 1, 1997, between
                            Kevco, Inc. and Guaranty Federal Bank, F.S.B. in the
                            original principal amount of $8,000,000.00.(4)
         10.28           -- Facility A Term Loan Note dated December 1, 1997, between
                            Kevco, Inc. and The Sumitomo Bank, Limited in the
                            original principal amount of $9,333,333.33.(4)
         10.29           -- Facility B Term Loan Note dated December 1, 1997, between
                            Kevco, Inc. and NationsBank of Texas, N.A. in the
                            original principal amount of $50,000,000.00.(4)
         10.30           -- Security Agreement dated December 1, 1997, between Kevco,
                            Inc. and NationsBank of Texas, N.A. as Administrative
                            Agent.(4)
         10.31           -- Registered Global Note dated March 5, 1998, among Kevco,
                            Inc., Kevco Delaware, Inc., Sunbelt Wood Components,
                            Inc., Bowen Supply, Inc., Encore Industries, Inc.,
                            Shelter Components Corporation, BPR Holdings, Inc.,
                            Shelter Components of Indiana, Inc., Design Components,
                            Inc., Duo-Form of Michigan, Inc., DCM, Inc. and Shelter
                            Distribution, L.P., as Subsidiary Guarantors and United
                            States Trust Company of New York, as Trustee.(8)
         10.32           -- Waiver dated December 30, 1998, by and among Kevco, Inc.,
                            NationsBank, N.A., and the lenders named therein.(9)
         10.32.1         -- Second Waiver dated February 15, 1999, by and among
                            Kevco, Inc., NationsBank, N.A., and the lenders named
                            therein.(9)
         10.32.2         -- Third Amendment and Waiver dated February 25, 1999, by
                            and among Kevco, Inc., NationsBank, N.A. and lenders
                            named therein.(9)
         10.32.3         -- Letter agreement waiver extension dated March 22, 1999, between Kevco, Inc., NationsBank, N.A., and the lenders
                            named therein.(9)
         10.32.4         -- Fourth Amendment and Waiver dated April 6, 1999, by and among Kevco, Inc., NationsBank, N.A., and the lenders
                            named therein.(9)
         10.33           -- Third Amended and Restated Credit Agreement.(11)
         10.33.1         -- First Amendment to Credit Agreement dated October, 1999, by and among Kevco, Inc., NationsBank, N.A., and the
                            lenders named therein.(14)
         10.34           -- Tranche A Senior Subordinated Exchangeable Note dated
                            July 26, 1999.(12)
         10.35           -- Tranche B Senior Subordinated Exchangeable Note dated
                            July 26, 1999.(12)
         10.36           -- Warrant dated July 26, 1999, to purchase 675,000 shares of Nonvoting Common Stock.(12)
         10.37           -- Warrant, dated July 26, 1999, to purchase 772,727 shares of Nonvoting Common Stock.(12)
         10.38           -- Warrant dated July 26, 1999, to purchase 295,455 shares of Nonvoting Common Stock.(12)

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
         10.39           -- Consulting Agreement dated July 26, 1999, between Kevco,
                            Inc. and Mr. Gerald E. Kimmel.(12)
         10.40           -- Financial Advisory Agreement dated July 26, 1999, among
                            Kevco, Inc. and Wingate Management Limited, L.L.C.(12)
         10.41           -- Monitoring and Oversight Agreement dated July 26, 1999, among Kevco, Inc. and Wingate Management Limited,
                            L.L.C.(12)
         21.1            -- List of Subsidiaries.(15)
         23.1            -- Consent of Ernst & Young LLP(15)
         23.2            -- Consent of PricewaterhouseCoopers LLP(15)
         24.1            -- Power of Attorney(16)
         27.1            -- Financial Data Schedule.(15)

---------------

ENDNOTES

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

(10) Previously filed as a Current Report on Form 8-K dated July 14, 1999 and incorporated herein by reference.

(11) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(12) Previously filed as an exhibit to the Current Report on Form 8-K dated July 26, 1999 and incorporated herein by reference.

(13) Previously filed as an exhibit to the Company's Proxy Statement on Schedule 14A filed November 2, 1999.

(14) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(15) Filed herewith.

(16) Included on the Signature Page of this Annual Report.