Form 10-Q
period 2000-03-31
KEVCO INC
filed 2000-05-15
CIK 1021706

                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)

    (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended March 31, 2000

                                       or

    ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period From _____To _____

                        Commission File Number: 000-21621

                                   KEVCO, INC.

             (Exact name of registrant as specified in its charter)

              Texas                                         75-2666013
   ---------------------------                           -----------------
  (State or other jurisdiction of                      (IRS Employer ID No.)
   incorporation or organization)

     University Centre I
   1300 S. University Drive
         Suite 200
      Fort Worth, Texas                                      76107-5734
    --------------------                                  --------------
   (Address of principal                                     (Zip Code)
    executive offices)

                                 (817) 885-0000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X       No
                        ---         ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share                9,563,487 shares
---------------------------------------                ----------------
             (Class)                          (Outstanding as of April 26, 2000)

                                   KEVCO, INC.
                               INDEX TO FORM 10-Q


PART  I - FINANCIAL INFORMATION

ITEM  1 - Financial Statements

Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
   and December 31, 1999............................................................        3

Consolidated Statements of Operations for the three-month
periods ended March 31, 2000 and 1999 (Unaudited)...................................        4

Consolidated Statements of Cash Flows for the three-month
   periods ended March 31, 2000 and 1999 (Unaudited)................................        5

Notes to Consolidated Financial Statements (Unaudited)..............................        6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
   and Results of Operations........................................................        8

ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk.................       12

ITEM 6 - Exhibits and Reports on Form 8-K...........................................       13

Signatures..........................................................................       18

Exhibit Index.......................................................................       19

ITEM 1.  FINANCIAL STATEMENTS.

                                   KEVCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                          MARCH 31,      DECEMBER 31,
                                                                            2000             1999
                                                                         -----------      -----------
                                   ASSETS                                (Unaudited)
Current assets:
   Cash and cash equivalents                                             $    10,660      $    18,098
  Trade accounts receivable, less allowance for doubtful
        accounts of $657 and $711 in 2000 and 1999, respectively              41,482           38,150
  Inventories                                                                 65,475           67,070
  Other current assets                                                         6,266            6,486
                                                                         -----------      -----------
       Total current assets                                                  123,883          129,804
Property and equipment, net                                                   43,957           43,756
Goodwill and other intangible assets, net                                    112,202          113,127
Other assets                                                                   5,526            5,685
                                                                         -----------      -----------
        Total assets                                                     $   285,568      $   292,372
                                                                         ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                      $     7,092      $     5,273
  Trade accounts payable                                                      42,690           43,926
  Accrued interest                                                             3,985            1,429
  Other accrued liabilities                                                   13,222           17,424
                                                                         -----------      -----------
       Total current liabilities                                              66,989           68,052
Long-term debt, less current portion                                         197,519          199,553
Other long-term liabilities                                                    2,776            2,054
                                                                         -----------      -----------
       Total liabilities                                                     267,284          269,659
                                                                         -----------      -----------

Stockholders' equity:
  Preferred stock, $.01 par value; 30,000 shares authorized; no
       shares issued or outstanding                                               --               --
  Common stock, $.01 par value; 100,000 shares authorized; 9,563
       shares issued and outstanding                                              96               96
  Non-voting common stock, $.01 par value; 20,000 shares authorized;
       no shares issued or outstanding                                            --               --
  Additional paid-in capital                                                  49,270           49,270
  Retained earnings (deficit)                                                (31,082)         (26,653)
                                                                         -----------      -----------
       Total stockholders' equity                                             18,284           22,713
                                                                         -----------      -----------
        Total liabilities and stockholders' equity                       $   285,568      $   292,372
                                                                         ===========      ===========





          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                THREE MONTHS ENDED
                                                            ----------------------------
                                                                     MARCH 31,
                                                            -----------      -----------
                                                               2000             1999
                                                            -----------      -----------

Net sales                                                   $   167,115      $   222,785
Cost of sales                                                   146,121          195,084
                                                            -----------      -----------

     Gross profit                                                20,994           27,701
Commission income                                                 1,213            1,688
                                                            -----------      -----------

     Gross margin                                                22,207           29,389

Selling, general and administrative expenses                     21,129           26,430
                                                            -----------      -----------

     Operating income                                             1,078            2,959
Interest expense                                                  5,507            5,492
                                                            -----------      -----------

     Loss before income taxes                                    (4,429)          (2,533)
Income tax benefit                                                   --           (1,317)
                                                            -----------      -----------

     Net loss                                               $    (4,429)     $    (1,216)
                                                            ===========      ===========

Loss per share - basic and diluted                          $     (0.46)     $     (0.18)
                                                            ===========      ===========
Weighted average shares outstanding - basic and diluted           9,563            6,856
                                                            ===========      ===========



          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                   Three Months Ended
                                                               ----------------------------
                                                                        March 31,
                                                               ----------------------------
                                                                   2000             1999
                                                               -----------      -----------
Cash flows from operating activities:
    Net loss                                                   $    (4,429)     $    (1,216)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation and amortization                                 1,964            2,195
       Amortization of other debt issue costs                          271              215
       Gain on sale of assets                                          (50)             (14)
    Changes in assets and liabilities:
       Trade receivables                                            (6,793)         (14,200)
       Inventories                                                   1,595            7,579
       Other current assets                                            220           (2,409)
       Trade accounts payable                                       (1,236)          (7,434)
       Accrued liabilities & other long term liabilities              (924)           3,397
                                                               -----------      -----------
       Net cash used in operating activities                        (9,382)         (11,887)
Cash flows from investing activities:
    Purchase of equipment                                           (1,293)            (911)
    Proceeds from sale of assets                                       102               97
    Insurance proceeds                                               3,461            2,538
    Increase (decrease) in other assets                                (61)             278
                                                               -----------      -----------
       Net cash provided by investing activities                     2,209            2,002
Cash flows from financing activities:
    Proceeds from line of credit, net                                   --           14,400
    Payments of long-term debt                                        (265)          (3,004)
    Payments for debt issue costs                                       --             (324)
    Exercise of stock options                                           --               20
                                                               -----------      -----------
       Net cash provided by (used in) financing activities            (265)          11,092
                                                               -----------      -----------
Net increase (decrease) in cash and cash equivalents                (7,438)           1,207
Beginning cash and cash equivalents                                 18,098              799
                                                               -----------      -----------
Ending cash and cash equivalents                               $    10,660      $     2,006
                                                               ===========      ===========



          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ACCOUNTING POLICIES AND BASIS OF PRESENTATION

     The Annual Report to Shareholders filed with the Securities and Exchange Commission ("Commission") on March 30, 2000 ("Annual Report"), for Kevco, Inc. includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The accompanying consolidated financial statements of Kevco, Inc. and its wholly owned subsidiaries ("Kevco" or the "Company") have been prepared pursuant to the rules and regulations of the Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. All significant intercompany transactions and accounts have been eliminated.

     In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the balance sheet as of March 31, 2000, the statements of operations for the three-month periods ended March 31, 2000 and 1999, and the statements of cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the three-months ended March 31, 2000 are not necessarily indicative of the results of operations for the entire fiscal year ending December 31, 2000. Certain amounts included in the March 31, 1999 cash flow statement were reclassified to conform with the March 31, 2000 presentation.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), which, as amended, is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of SFAS 133 will have a material effect on the Company's financial position or results of operations.

2.   INVENTORIES

     Inventories are comprised of the following (in thousands):


                            MARCH 31,     DECEMBER 31,
                             2000            1999
                          -----------     -----------

Raw materials             $    16,132     $    19,312
Work in process                   634             760
Finished goods                  7,489           6,903
Goods held for resale          41,220          40,095
                          -----------     -----------
                          $    65,475     $    67,070
                          ===========     ===========

3.       EARNINGS PER SHARE

     Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue voting common stock were exercised and converted into voting common stock. The reconciliation between basic and diluted weighted average shares outstanding, follows:


                                    THREE MONTHS ENDED MARCH 31,
                                        2000          1999
                                      ---------     ---------
                                           (In Thousands)
Weighted average shares - basic           9,563         6,856
Plus shares applicable to stock
  option plans                               --            --
                                      ---------     ---------
Weighted average shares - diluted         9,563         6,856
                                      =========     =========

     For the three-month period ended March 31, 2000, options, warrants and convertible securities are not included in the computation of diluted loss per share as the effects would be antidilutive.


4.   INCOME TAXES

     As the general slowdown in the manufactured housing industry continues and in light of the Company's near term outlook for future earnings, the Company did not recognize any income tax benefit in the first quarter of 2000. Beginning in the last half of 1999 and continuing into 2000, the Company has provided a valuation allowance for net deferred tax assets because it cannot be assured that realization is more likely than not, given the losses in 1999 and 2000.


5.   SEGMENT REPORTING

     The Company identifies reportable segments based upon management responsibility within the United States. The Company has identified three reportable segments: Distribution, Manufacturing and Wood Products.

     The Distribution segment primarily distributes plumbing products, building products, electrical components and hardware supplies to the manufactured housing and recreational vehicle industries; the Manufacturing segment primarily manufactures and distributes thermoformed products, laminated wallboard products and plastic injection molded products (prior to the sale of Plastic Solutions, Inc., in December 1999) to the manufactured housing and recreational vehicle industries; and the Wood Products segment primarily manufactures roof trusses and lumber cut to customer specifications for use in manufactured homes.

     Shepherd Products, previously included in the Manufacturing segment in 1999, has been classified with the Distribution segment effective Jan 1, 2000. All material transactions, including intercompany eliminations, related to Shepherd Products have been restated for the period ended March 31, 1999, to conform with the March 31, 2000 segment presentation.

    The Company measures segment performance based upon revenue and operating income results. The information in the Corporate/Other category consists primarily of corporate operating expenses and intercompany eliminations of Manufacturing sales to Distribution, and is utilized to reconcile to the Company's consolidated results. The decrease in Corporate/Other operating expense of $3.6 million is primarily due to non-recurring consulting and information technology costs incurred in the three months ended March 31, 1999. Amounts are presented for the three-month periods ended March 31, 2000 and 1999.


                             THREE MONTHS ENDED MARCH 31,
                             ----------------------------
                                2000              1999
                             -----------      -----------
                                   (In Thousands)
Net sales:
    Distribution             $   109,855      $   146,323
    Manufacturing                 28,443           32,900
    Wood Products                 28,890           43,728
    Corporate/Other                  (73)            (166)
                             -----------      -----------
                             $   167,115      $   222,785
                             ===========      ===========

Operating income:
    Distribution             $     3,109      $     6,824
    Manufacturing                  1,150            1,755
    Wood Products                    346            1,472
    Corporate/Other               (3,527)          (7,092)
                             -----------      -----------
                                   1,078            2,959
     Interest expense              5,507            5,492
                             -----------      -----------
Loss before income taxes     $    (4,429)     $    (2,533)
                             ===========      ===========

6.   SUBSEQUENT EVENT

     In May 2000, the Company and its lenders entered into a second amendment to the third amended and restated credit agreement, which restructured certain conditions in regard to applicable covenants to make them less restrictive. Management will monitor debt covenant compliance very closely and, if necessary, pursue additional amendments to the credit agreement or pursue refinancing alternatives. However, there can be no assurance that the Company will be able to maintain compliance in the future, or that it would be able to further amend or refinance its credit facilities, if required to do so.







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

    The Company's sales in the first quarter of 2000 were adversely impacted by the general slowdown in the manufactured housing industry that has resulted from, among other things, an industry-wide build-up in retail inventories that occurred during 1999. That situation has been aggravated thus far in 2000 by the strategic decision of a few major lenders to exit this line of business or restrict their activity in financing purchases of manufactured homes, especially for marginal borrowers. The excess retail inventory situation combined with the tighter lending availability contributed to an indicated 22% decline in industry-wide production of manufactured homes during the first quarter of 2000. Management expects this trend of lower manufacturing activity to persist over the next several quarters.

    The Company continues to integrate Shelter Components Corporation (acquired December 1997) into Kevco by, among other things, consolidating certain corporate functions, consolidating overlapping distribution warehouses from 47 facilities to 31 facilities and integrating multiple computer systems into one. The integration efforts are expected to be substantially complete over the next 12 to 18 months. Higher than normal costs will continue to be incurred, reducing operating income during the transition period.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain Consolidated Statements of Operations data as a percentage of the Company's net sales.



                                                 Three Months Ended
                                                      March 31,
                                               -------------------------
                                                 2000            1999
                                               ---------       ---------
Net sales                                          100.0%          100.0%
Cost of sales                                       87.4            87.6
                                               ---------       ---------
     Gross profit                                   12.6            12.4
Commission income                                    0.7             0.8
                                               ---------       ---------
     Gross margin                                   13.3            13.2
Selling, general & administrative expenses          12.6            11.9
                                               ---------       ---------
     Operating income                                0.7             1.3
Interest expense, net                                3.3             2.4
                                               ---------       ---------
     Loss before income taxes                       (2.6)%          (1.1)%
                                               =========       =========


The Company is organized into three segments; Distribution, Manufacturing and Wood Products. However, they serve the same market and are impacted by the same economic trends as the business taken as a whole. See note 5 to the consolidated financial statements for segment data.


COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Net sales decreased by $55.7 million, or 25.0% to $167.1 million for the three months ended March 31, 2000 from $222.8 million, for the comparable 1999 period. The net sales decrease was primarily caused by the general slowdown in the manufactured housing industry brought on by, among other things, an excessive amount of retail inventory and various conditions affecting credit availability for the home buyer. Management believes that manufactured housing production fell below 1999 levels by approximately 22%, which, consequently, reduced the demand for the Company's products. The decline is distinctly regionalized with the highest decreases occurring in the Southeastern parts of the country, which significantly effects the Wood Products segment, while the North Central states have experienced the smallest declines in production. Additionally, $7.5 million of the net sales decrease was the result of a major product line changing to a commission-based arrangement. Plastic Solutions accounted for $2.2 million of net sales in the three-month period ended March 31, 1999, with no sales in the comparable 2000 period due to the sale of this operation in December 1999.

     Gross margins decreased by $7.2 million, or 24.4%, during the first quarter of 2000, to $22.2 million, from $29.4 million for the comparable 1999 period. This decrease was due primarily to the reduced sales levels in 2000 versus the same period in 1999. Gross margin as a percent of sales was 13.3%, a slight improvement over 1999's first quarter level of 13.2%.

     Commission income decreased by $0.5 million, or 2.8%, to $1.2 million for the three months ended March 31, 2000, from $1.7 million for the same period in 1999. This decline is primarily the result of the same conditions that caused the sales volume decrease, partially offset by a major product line changing to a commission-based arrangement.

     Selling, general and administrative expenses decreased by $5.3 million, or 20.1%, to $21.1 million for the three months ended March 31, 2000, from $26.4 million for the comparable 1999 period. The decrease was due primarily to reduced activity associated with the decreased sales volume. The decline is also related to non-recurring Shelter Components Corporation integration costs and administrative expenses associated with an amendment of the Company's credit agreement of $0.9 million in the first quarter of 1999. Selling, general and administrative expenses, as a percentage of net sales, increased to 12.6% for the three months ended March 31, 2000 from 11.9% for the comparable 1999 period. This percentage of net sales increase is primarily attributable to fixed costs in a declining sales market.

     Interest expense is comparable for the quarter ended March 31, 2000 to the same period in 1999. The Company is paying slightly higher interest rates that are partially offset by paying interest on a lower principal amount.

     For the three months ended March 31, 2000, the Company reported a net loss of $4.4 million compared to a net loss of $1.2 million in the comparable 1999 period. The increase in net loss is primarily attributed to the decline in sales volume.

     As the general slowdown in the manufactured housing industry continues and in light of the Company's near term outlook for future earnings, the Company did not recognize any income tax benefit in the first quarter. Beginning in the last half of 1999 and continuing into 2000, the Company has provided a valuation allowance for net deferred tax assets because it cannot be assured that realization is more likely than not, given the losses in 1999 and 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's activities have been financed through cash flow from operations, borrowings under its bank credit facilities, proceeds from its November 1996 initial public offering, proceeds from the Transaction (as defined below), and proceeds from the issuance of $105.0 million of 10 3/8% senior subordinated notes due 2007.

     Net cash used by operating activities was $9.5 million and capital expenditures were $1.3 million for the three months ended March 31, 2000. Net cash used by operating activities was $11.9 million and capital expenditures were $.9 million for the comparable period in 1999. The Company is obligated to make payments on various capital and operating leases in varying amounts, maturing through 2007 as well as payments under various noncompete and consulting agreements, related to past acquisitions, in varying amounts, maturing through 2002.

     In July 1999, the Company completed a transaction ("Transaction"), pursuant to which The Kevco Partners Investment Trust (the "KPI Trust"), a Delaware business trust that is associated with Wingate Partners II, L.P., acquired, for an approximate purchase price of $37.0 million, the following securities:

     o 2,700,000 newly issued shares of the Company's common stock ("Common Stock") for a purchase price of $5.00 per share;

     o Three warrants ("Warrants") to purchase 675,000 shares, 772,727 shares, and 295,455 shares, respectively, of a new class of nonvoting common stock of the Company ("Nonvoting Stock");

     o Tranche A Senior Subordinated Exchangeable Notes ("Tranche A Notes") in the principal amount of $17.0 million; and

     o Tranche B Senior Subordinated Exchangeable Notes ("Tranche B Notes" and, together with the Tranche A Notes, the "Notes") in the principal amount of $6.5 million.

     The Tranche A Notes are exchangeable at the holders' option for 3,090,909 shares of a newly-created series of preferred stock of the Company designated as Series A Cumulative 10-3/8% Convertible Pay-in-Kind Voting Preferred Stock ("Voting Preferred Stock") or directly into 3,090,909 shares of common stock, in each case at an initial exchange ratio of $5.50 per share. Shares of Voting Preferred Stock, when and if issued in exchange for Tranche A Notes, will be entitled to vote together with the common stock on an as converted basis. The Voting Preferred Stock will be convertible on a share-for-share basis into common stock, subject to certain standard anti-dilution provisions. The Tranche B Notes are exchangeable at the holders' option for 1,181,818 shares of a second newly-created series of preferred stock of the Company designated as Series B 10-3/8% Convertible Pay-in-Kind Non-Voting Preferred Stock ("Nonvoting Preferred Stock" and with the Voting Preferred Stock, the "Preferred Stock") or directly into 1,181,818 shares of Nonvoting Stock, in each case at an initial exchange ratio of $5.50 per share. The Nonvoting Preferred Stock will have limited voting rights in connection with certain extraordinary corporate events affecting the holders of Nonvoting Stock. The Nonvoting Preferred Stock will itself be convertible into an equal number of shares of Nonvoting Stock, subject to certain standard anti-dilution provisions.

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

     Concurrently with the closing of the Transaction, the Company and its lenders entered into the third amended and restated credit agreement which restructured the terms and conditions in regard to applicable rates, covenants and maturity. The amended credit facility includes a $45.0 million revolving credit facility which matures in December 2003, a Term A Facility for $36.9 million which matures in December 2003 and a Term B Facility for $38.6 million which matures in December 2004. The Company may also be required to repay amounts earlier than scheduled as a result of asset sales, excess cash flow from operations, issuance of new debt or issuance of new equity. The term loans require quarterly payments which increase over the life of each respective term. The term loans and revolving credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries, including the capital stock of such subsidiaries. At March 31, 2000, the Company had $38.7 million available for borrowings under its revolving credit facility. Management believes that cash reserves are adequate for the next twelve months.

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

     In May 2000, the Company and its lenders entered into a second amendment to the third amended and restated credit agreement, which restructured certain conditions in regard to applicable covenants to make them less restrictive. Management will monitor debt covenant compliance very closely and, if necessary, pursue additional amendments to the credit agreement or pursue refinancing alternatives. However, there can be no assurance that the Company will be able to maintain compliance in the future, or that it would be able to further amend or refinance its credit facilities, if required to do so.

     The Company does not anticipate paying cash dividends on its common stock in the foreseeable future and intends to retain its earnings to support operations and repay indebtedness. The Board has authorized the Management of the Company to, from time to time, repurchase senior subordinated notes due in 2007.

     For the quarter ended March 31, 2000, average days sales in receivables were 24 days, average days inventory on hand were 42 days and average days of payables were 30 days. For the quarter ended March 31, 1999, average days sales in receivables were approximately 21 days, average days inventory on hand were approximately 43 days and average days in payables were approximately 27 days.


YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. The Company completed its efforts in this regard by the fourth quarter of 1999. Due to the thoroughness in addressing potential issues, to date, the Company has experienced no significant disruptions in any of its systems and believes those systems have adapted well to the Year 2000 date change. Company personnel are not aware of any material problems resulting from Year 2000 issues, with respect to its products, internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly.


FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Similar statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Although the Company believes that the expectations in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict all the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the Company's substantial leverage and its effects on the Company's ability to obtain additional capital as needed, the Company's ability to integrate its operations and successfully implement new management information systems, the Company's ability to operate its new manufacturing facilities, customer demand for manufactured housing and recreational vehicles, the effect of economic conditions including inflation and sensitivity to interest rates, the availability of consumer loans for manufactured housing, the impact of raw materials prices, volatility within the manufactured housing industry, the Company's ability to maintain profitability in the event of the loss of a significant customer and other risks detailed from time to time in the reports filed by the Company with the Commission, including the Company's Annual Report.





ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to interest rate risk on its term loans and revolving credit facility. Interest rates are fixed on the Senior Notes, Subordinated Notes and Capitalized Lease Obligations. At March 31, 2000, the Company's exposure to these risk factors was not significant and had not materially changed from December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS


    EXHIBIT NO.               DESCRIPTION
    -----------               -----------

      2.1 Asset Purchase Agreement dated January 31, 1997, by and among Consolidated Forest Products, Inc., Consolidated Forest Products, L.L.C., and the members of Consolidated Forest Products, L.L.C.(2)

      2.2 Stock Purchase Agreement dated February 1997, by and among Kevco Delaware, Inc. and the shareholders of Bowen Supply, Inc.(2)

      2.3 Agreement and Plan of Merger dated as of October 21, 1997, between Kevco, Inc., SCC Acquisition Corp., and Shelter Components Corporation.(3)

      2.4 Securities Purchase Agreement dated as of July 14, 1999, between Wingate Partners II, L.P. and Kevco, Inc.(10)

      3.1         Second Amended and Restated Articles of Incorporation of
                  Kevco, Inc.(13)

      3.2         Bylaws of Kevco, Inc.(1)

      3.2.1       First Amendment to Bylaws of Kevco, Inc.(12)

      4.1 Indenture dated December 1, 1997, among Kevco, Inc., SCC Acquisition Corp., Kevco Delaware, Inc., Sunbelt Wood Components, Inc., Consolidated Forest Products, Inc., Bowen Supply, Inc. and Encore Industries, Inc., as Subsidiary Guarantors and United States Trust Company of New York, as Trustee.(6)

      4.1.1 Supplemental Indenture dated December 1, 1997, between Shelter Components Corporation and United States Trust Company of New York, as Trustee.(6)

      4.1.2 Supplemental Indenture dated as of December 1, 1997, between Shelter Distribution, L.P. and United States Trust Company of New York, as Trustee.(6)

      4.1.3 Supplemental Indenture dated as of December 1, 1997, between DCM, Inc. and United States Trust Company of New York, as Trustee.(6)

      4.1.4 Supplemental Indenture dated as of December 1, 1997, between Duo-Form of Michigan, Inc. and United States Trust Company of New York, as Trustee.(6)

      4.1.5 Supplemental Indenture dated as of December 1, 1997, between Design Components, Inc. and United States Trust Company of New York, as Trustee.(6)

      4.1.6 Supplemental Indenture dated as of December 1, 1997, between Shelter Components of Indiana, Inc. and United States Trust Company of New York, as Trustee.(6)

      4.1.7 Supplemental Indenture dated as of December 1, 1997, between BPR Holdings, Inc. and United States Trust Company of New York, as Trustee.(6)

      10.1 Amendment No. 1 to Amended and Restated 1995 Stock Option Plan of Kevco, Inc.(7)

    EXHIBIT NO.               DESCRIPTION
    -----------               -----------

      10.1.1 Amendment No. 2 to Amended and Restated 1995 Stock Option Plan of Kevco, Inc. and Supplementary Letter.(1)

      10.2 1996 Stock Option Plan of Kevco, Inc., as amended, and Supplementary Letter.(1)

      10.3        Kevco, Inc. 1999 Stock Option Plan.(13)

      10.4 Lease dated December 1, 1977, by and between K & E Land & Leasing and Kevco, Inc.(1)

      10.4.1 Amendment No. 1 to Lease effective January 1, 1982, by and between K & E Land & Leasing and Kevco, Inc.(1)

      10.4.2 Amendment No. 2 to Lease dated May 30, 1983, by and between K & E Land & Leasing and Kevco, Inc.(1)

      10.4.3 Amendment No. 3 to Lease dated February 1, 1993, by and between K & E Land & Leasing and Kevco, Inc.(1)

      10.4.4 Amendment No. 4 to Lease dated October 26, 1979 by and between K&E Land & Leasing and Kevco, Inc.(1)

      10.5 Lease dated April 1, 1980, between City of Newton, Kansas and K & E Land & Leasing.(1)

      10.6 Sublease and Lease Guarantee Agreement dated April 1, 1980 between K & E Land & Leasing and Kevco, Inc.(1)

      10.7 Amendment No. 1 to Sublease and Lease Guaranty Agreement dated May 30, 1983, by and between K & E Land & Leasing and Kevco, Inc.(1)

      10.8 Lease Agreement dated October 12, 1987, between 1741 Conant Partnership & Kevco Inc.(1)

      10.9 Equipment Lease Agreement dated January 1, 1991, between K & E Land & Leasing and Kevco, Inc.(1)

      10.9.1 Amendment No. 1 to Equipment Lease Agreement dated February 12, 1993, between K & E Land & Leasing and Kevco, Inc.(1)

      10.9.2 Amendment No. 2 to Equipment Lease Agreement dated October 26, 1993, between K & E Land & Leasing and Kevco, Inc.(1)

      10.9.3 Amendment No. 3 to Equipment Lease Agreement dated May 23, 1994 between K & E Land & Leasing and Kevco, Inc.(1)

      10.10 Deferred Compensation Agreement dated May 24, 1997, between Kevco, Inc. and Clyde A. Reed, Jr.(1)

      10.10.1 Amendment No. 1 to Deferred Compensation Agreement dated May 1980.(1)

      10.10.2 Amendment No. 2 to Deferred Compensation Agreement dated March 10, 1992.(1)

    EXHIBIT NO.               DESCRIPTION
    -----------               -----------

      10.11       Form of Tax Indemnification and Distribution Agreement.(1)

      10.12       Form of Assignment of $5,000,000 Note made by Kevco, Inc.(1)

      10.13 Form of Adoption Agreement by Kevco, Inc. and Kevco Texas, Inc. (re: 1995 Stock Option Plan and 1996 Stock Option
                  Plan).(1)

      10.14 Amendment No. 1 dated September 21, 1988, to Lease Agreement by 1741 Conant Partnership and Kevco, Inc.(1)

      10.15 Letter Agreement dated June 22, 1982, between Kevco, Inc. and K&E Land & Leasing.(1)

      10.16 Letter Agreement dated October 1, 1996, by Kevco, Inc., K&E Land & Leasing, and 1741 Conant Partnership.(1)

      10.17       Form of Parent Pledge Agreement.(1)

      10.18 Senior Commitment Letter dated October 27, 1997, from NationsBank of Texas, N.A. and NationsBanc Montgomery Securities, Inc.(3)

      10.19 First Amendment to Amended and Restated Credit Agreement dated as of November 25, 1997, between Kevco Delaware, Inc., NationsBank of Texas, N.A., and certain lenders named therein.(4)

      10.20 Second Amended and Restated Credit Agreement dated December 1, 1997, between Kevco, Inc., NationsBank of Texas, N.A., and certain lenders named therein.(4)(5)

      10.20.1 First Amendment to Credit Agreement dated February 12, 1998, between Kevco, Inc., certain lenders and NationsBank of Texas, N.A.(7)

      10.20.2 Second Amendment to Credit Agreement, dated as of October 27, 1998, by and among Kevco, Inc., NationsBank, N.A., and the lenders named therein.(9)

      10.21 Revolving Credit Note dated December 1, 1997, between Kevco, Inc. and NationsBank of Texas, N.A. in the original principal amount of $11,666,666.66.(4)

      10.22 Revolving Credit Note dated December 1, 1997, between Kevco, Inc. and National City Bank of Kentucky in the original principal amount of $8,166,666.67.(4)

      10.23 Revolving Credit Note dated December 1, 1997, between Kevco, Inc. and Guaranty Federal Bank, F.S.B. in the original principal amount of $7,000,000.00.(4)

      10.24 Revolving Credit Note dated December 1, 1997, between Kevco, Inc. and The Sumitomo Bank, Limited in the original principal amount of $8,166,666.67.(4)

      10.25 Facility A Term Loan Note dated December 1, 1997, between Kevco, Inc. and NationsBank of Texas, N.A. in the original principal amount of $13,333,333.34.(4)

      10.26 Facility A Term Loan Note dated December 1, 1997, between Kevco, Inc. and National City Bank Kentucky in the original principal amount of $9,333,333.33.(4)

    EXHIBIT NO.               DESCRIPTION
    -----------               -----------

      10.27 Facility A Term Loan Note dated December 1, 1997, between Kevco, Inc. and Guaranty Federal Bank, F.S.B. in the original principal amount of $8,000,000.00.(4)

      10.28 Facility A Term Loan Note dated December 1, 1997, between Kevco, Inc. and The Sumitomo Bank, Limited in the original principal amount of $9,333,333.33.(4)

      10.29 Facility B Term Loan Note dated December 1, 1997, between Kevco, Inc. and NationsBank of Texas, N.A. in the original principal amount of $50,000,000.00.(4)

      10.30 Security Agreement dated December 1, 1997, between Kevco, Inc. and NationsBank of Texas, N.A. as Administrative Agent.(4)

      10.31 Registered Global Note dated March 5, 1998, among Kevco, Inc., Kevco Delaware, Inc., Sunbelt Wood Components, Inc., Bowen Supply, Inc., Encore Industries, Inc., Shelter Components Corporation, BPR Holdings, Inc., Shelter Components of Indiana, Inc., Design Components, Inc., Duo-Form of Michigan, Inc., DCM, Inc. and Shelter Distribution, L.P., as Subsidiary Guarantors and United States Trust Company of New York, as Trustee.(8)

      10.32 Waiver dated December 30, 1998, by and among Kevco, Inc., NationsBank, N.A., and the lenders named therein.(9)

      10.32.1 Second Waiver dated February 15, 1999, by and among Kevco, Inc., NationsBank, N.A., and the lenders named therein.(9)

      10.32.2 Third Amendment and Waiver dated February 25, 1999, by and among Kevco, Inc., NationsBank, N.A. and lenders named therein.(9)

      10.32.3 Letter agreement waiver extension dated March 22, 1999, between Kevco, Inc., NationsBank, N.A., and the lenders named therein.(9)

      10.32.4 Fourth Amendment and Waiver dated April 6, 1999, by and among Kevco, Inc., NationsBank, N.A., and the lenders named therein.(9)

      10.33       Third Amended and Restated Credit Agreement.(11)

      10.33.1 First Amendment to Credit Agreement dated October, 1999, by and among Kevco, Inc., NationsBank, N.A., and the lenders named therein.(14)

      10.34 Tranche A Senior Subordinated Exchangeable Note dated July 26, 1999.(12)

      10.35 Tranche B Senior Subordinated Exchangeable Note dated July 26, 1999.(12)

      10.36 Warrant dated July 26, 1999, to purchase 675,000 shares of Nonvoting Common Stock.(12)

      10.37 Warrant, dated July 26, 1999, to purchase 772,727 shares of Nonvoting Common Stock.(12)

      10.38 Warrant dated July 26, 1999, to purchase 295,455 shares of Nonvoting Common Stock.(12)

    EXHIBIT NO.               DESCRIPTION
    -----------               -----------


      10.39 Consulting Agreement dated July 26, 1999, between Kevco, Inc. and Mr. Gerald E. Kimmel.(12)

      10.40 Financial Advisory Agreement dated July 26, 1999, among Kevco, Inc. and Wingate Management Limited, L.L.C.(12)

      10.41 Monitoring and Oversight Agreement dated July 26, 1999, among Kevco, Inc. and Wingate Management Limited, L.L.C.(12)

      10.42 Second Amendment to Credit Agreement dated May, 2000, by and among Kevco, Inc., Bank of America, N.A., formerly known as NationsBank, N.A. and the lenders named therein.(15)

      27.1        Financial Data Schedule.(15)


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


(b)   REPORTS ON FORM 8-K

      None.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                KEVCO, INC.

Date:    May 15, 2000

                                                By: /s/ JOSEPH P. TOMCZAK
                                                    ----------------------------
                                                       Joseph P. Tomczak
                                                   Executive Vice President and
                                                    Chief Financial Officer

                                 EXHIBIT INDEX




    EXHIBIT NO.               DESCRIPTION
    -----------               -----------
      2.1         Asset Purchase Agreement dated January 31, 1997, by and among
                  Consolidated Forest Products, Inc., Consolidated Forest
                  Products, L.L.C., and the members of Consolidated Forest
                  Products, L.L.C.(2)

      2.2         Stock Purchase Agreement dated February 1997, by and among
                  Kevco Delaware, Inc. and the shareholders of Bowen Supply,
                  Inc.(2)

      2.3 Agreement and Plan of Merger dated as of October 21, 1997, between Kevco, Inc., SCC Acquisition Corp., and Shelter
                  Components Corporation.(3)

      2.4 Securities Purchase Agreement dated as of July 14, 1999, between Wingate Partners II, L.P. and Kevco, Inc.(10)

      3.1         Second Amended and Restated Articles of Incorporation of
                  Kevco, Inc.(13)

      3.2         Bylaws of Kevco, Inc.(1)

      3.2.1       First Amendment to Bylaws of Kevco, Inc.(12)

      4.1         Indenture dated December 1, 1997, among Kevco, Inc., SCC
                  Acquisition Corp., Kevco Delaware, Inc., Sunbelt Wood
                  Components, Inc., Consolidated Forest Products, Inc., Bowen
                  Supply, Inc. and Encore Industries, Inc., as Subsidiary
                  Guarantors and United States Trust Company of New York, as
                  Trustee.(6)

      4.1.1       Supplemental Indenture dated December 1, 1997, between Shelter
                  Components Corporation and United States Trust Company of New
                  York, as Trustee.(6)

      4.1.2       Supplemental Indenture dated as of December 1, 1997, between
                  Shelter Distribution, L.P. and United States Trust Company of
                  New York, as Trustee.(6)

      4.1.3       Supplemental Indenture dated as of December 1, 1997, between
                  DCM, Inc. and United States Trust Company of New York, as
                  Trustee.(6)

      4.1.4       Supplemental Indenture dated as of December 1, 1997, between
                  Duo-Form of Michigan, Inc. and United States Trust Company of
                  New York, as Trustee.(6)

      4.1.5       Supplemental Indenture dated as of December 1, 1997, between
                  Design Components, Inc. and United States Trust Company of New
                  York, as Trustee.(6)

      4.1.6       Supplemental Indenture dated as of December 1, 1997, between
                  Shelter Components of Indiana, Inc. and United States Trust
                  Company of New York, as Trustee.(6)

      4.1.7       Supplemental Indenture dated as of December 1, 1997, between
                  BPR Holdings, Inc. and United States Trust Company of New
                  York, as Trustee.(6)

      10.1 Amendment No. 1 to Amended and Restated 1995 Stock Option Plan of Kevco, Inc.(7)


    EXHIBIT NO.               DESCRIPTION
    -----------               -----------
      10.1.1      Amendment No. 2 to Amended and Restated 1995 Stock Option Plan
                  of Kevco, Inc. and Supplementary Letter.(1)

      10.2        1996 Stock Option Plan of Kevco, Inc., as amended, and
                  Supplementary Letter.(1)

      10.3        Kevco, Inc. 1999 Stock Option Plan.(13)

      10.4        Lease dated December 1, 1977, by and between K & E Land &
                  Leasing and Kevco, Inc.(1)

      10.4.1 Amendment No. 1 to Lease effective January 1, 1982, by and between K & E Land & Leasing and Kevco, Inc.(1)

      10.4.2      Amendment No. 2 to Lease dated May 30, 1983, by and between
                  K & E Land & Leasing and Kevco, Inc.(1)

      10.4.3 Amendment No. 3 to Lease dated February 1, 1993, by and between K & E Land & Leasing and Kevco, Inc.(1)

      10.4.4      Amendment No. 4 to Lease dated October 26, 1979 by and between
                  K&E Land & Leasing and Kevco, Inc.(1)

      10.5        Lease dated April 1, 1980, between City of Newton, Kansas and
                  K & E Land & Leasing.(1)

      10.6        Sublease and Lease Guarantee Agreement dated April 1, 1980 between K & E Land & Leasing and Kevco, Inc.(1)

      10.7        Amendment No. 1 to Sublease and Lease Guaranty Agreement dated
                  May 30, 1983, by and between K & E Land & Leasing and Kevco,
                  Inc.(1)

      10.8        Lease Agreement dated October 12, 1987, between 1741 Conant
                  Partnership & Kevco Inc.(1)

      10.9        Equipment Lease Agreement dated January 1, 1991, between K & E
                  Land & Leasing and Kevco, Inc.(1)

      10.9.1      Amendment No. 1 to Equipment Lease Agreement dated February
                  12, 1993, between K & E Land & Leasing and Kevco, Inc.(1)

      10.9.2      Amendment No. 2 to Equipment Lease Agreement dated October 26,
                  1993, between K & E Land & Leasing and Kevco, Inc.(1)

      10.9.3      Amendment No. 3 to Equipment Lease Agreement dated May 23,
                  1994 between K & E Land & Leasing and Kevco, Inc.(1)

      10.10       Deferred Compensation Agreement dated May 24, 1997, between
                  Kevco, Inc. and Clyde A. Reed, Jr.(1)

      10.10.1     Amendment No. 1 to Deferred Compensation Agreement dated May
                  1980.(1)

      10.10.2     Amendment No. 2 to Deferred Compensation Agreement dated March
                  10, 1992.(1)


    EXHIBIT NO.               DESCRIPTION
    -----------               -----------


      10.11       Form of Tax Indemnification and Distribution Agreement.(1)

      10.12       Form of Assignment of $5,000,000 Note made by Kevco, Inc.(1)

      10.13       Form of Adoption Agreement by Kevco, Inc. and Kevco Texas,
                  Inc. (re: 1995 Stock Option Plan and 1996 Stock Option
                  Plan).(1)

      10.14 Amendment No. 1 dated September 21, 1988, to Lease Agreement by 1741 Conant Partnership and Kevco, Inc.(1)

      10.15       Letter Agreement dated June 22, 1982, between Kevco, Inc. and
                  K&E Land & Leasing.(1)

      10.16       Letter Agreement dated October 1, 1996, by Kevco, Inc., K&E
                  Land & Leasing, and 1741 Conant Partnership.(1)

      10.17       Form of Parent Pledge Agreement.(1)

      10.18       Senior Commitment Letter dated October 27, 1997, from
                  NationsBank of Texas, N.A. and NationsBanc Montgomery
                  Securities, Inc.(3)

      10.19 First Amendment to Amended and Restated Credit Agreement dated as of November 25, 1997, between Kevco Delaware, Inc.,
                  NationsBank of Texas, N.A., and certain lenders named therein.(4)

      10.20       Second Amended and Restated Credit Agreement dated December 1,
                  1997, between Kevco, Inc., NationsBank of Texas, N.A., and certain lenders named therein.(4)(5)

      10.20.1 First Amendment to Credit Agreement dated February 12, 1998, between Kevco, Inc., certain lenders and NationsBank of Texas, N.A.(7)

      10.20.2     Second Amendment to Credit Agreement, dated as of October 27,
                  1998, by and among Kevco, Inc., NationsBank, N.A., and the lenders named therein.(9)

      10.21       Revolving Credit Note dated December 1, 1997, between Kevco,
                  Inc. and NationsBank of Texas, N.A. in the original principal amount of $11,666,666.66.(4)

      10.22       Revolving Credit Note dated December 1, 1997, between Kevco,
                  Inc. and National City Bank of Kentucky in the original principal amount of $8,166,666.67.(4)

      10.23       Revolving Credit Note dated December 1, 1997, between Kevco,
                  Inc. and Guaranty Federal Bank, F.S.B. in the original principal amount of $7,000,000.00.(4)

      10.24       Revolving Credit Note dated December 1, 1997, between Kevco,
                  Inc. and The Sumitomo Bank, Limited in the original principal amount of $8,166,666.67.(4)

      10.25       Facility A Term Loan Note dated December 1, 1997, between
                  Kevco, Inc. and NationsBank of Texas, N.A. in the original principal amount of $13,333,333.34.(4)

      10.26       Facility A Term Loan Note dated December 1, 1997, between
                  Kevco, Inc. and National City Bank Kentucky in the original principal amount of $9,333,333.33.(4)


    EXHIBIT NO.               DESCRIPTION
    -----------               -----------

      10.27       Facility A Term Loan Note dated December 1, 1997, between
                  Kevco, Inc. and Guaranty Federal Bank, F.S.B. in the original principal amount of $8,000,000.00.(4)

      10.28       Facility A Term Loan Note dated December 1, 1997, between
                  Kevco, Inc. and The Sumitomo Bank, Limited in the original principal amount of $9,333,333.33.(4)

      10.29       Facility B Term Loan Note dated December 1, 1997, between
                  Kevco, Inc. and NationsBank of Texas, N.A. in the original principal amount of $50,000,000.00.(4)

      10.30       Security Agreement dated December 1, 1997, between Kevco, Inc.
                  and NationsBank of Texas, N.A. as Administrative Agent.(4)

      10.31       Registered Global Note dated March 5, 1998, among Kevco, Inc.,
                  Kevco Delaware, Inc., Sunbelt Wood Components, Inc., Bowen
                  Supply, Inc., Encore Industries, Inc., Shelter Components
                  Corporation, BPR Holdings, Inc., Shelter Components of
                  Indiana, Inc., Design Components, Inc., Duo-Form of Michigan,
                  Inc., DCM, Inc. and Shelter Distribution, L.P., as Subsidiary
                  Guarantors and United States Trust Company of New York, as
                  Trustee.(8)

      10.32       Waiver dated December 30, 1998, by and among Kevco, Inc.,
                  NationsBank, N.A., and the lenders named therein.(9)

      10.32.1     Second Waiver dated February 15, 1999, by and among Kevco,
                  Inc., NationsBank, N.A., and the lenders named therein.(9)

      10.32.2 Third Amendment and Waiver dated February 25, 1999, by and among Kevco, Inc., NationsBank, N.A. and lenders named therein.(9)

      10.32.3 Letter agreement waiver extension dated March 22, 1999, between Kevco, Inc., NationsBank, N.A., and the lenders named therein.(9)

      10.32.4     Fourth Amendment and Waiver dated April 6, 1999, by and among
                  Kevco, Inc., NationsBank, N.A., and the lenders named therein.(9)

      10.33       Third Amended and Restated Credit Agreement.(11)

      10.33.1 First Amendment to Credit Agreement dated October, 1999, by and among Kevco, Inc., NationsBank, N.A., and the lenders named therein.(14)

      10.34       Tranche A Senior Subordinated Exchangeable Note dated July 26,
                  1999.(12)

      10.35       Tranche B Senior Subordinated Exchangeable Note dated July 26,
                  1999.(12)

      10.36       Warrant dated July 26, 1999, to purchase 675,000 shares of
                  Nonvoting Common Stock.(12)

      10.37       Warrant, dated July 26, 1999, to purchase 772,727 shares of
                  Nonvoting Common Stock.(12)

      10.38       Warrant dated July 26, 1999, to purchase 295,455 shares of
                  Nonvoting Common Stock.(12)


    EXHIBIT NO.               DESCRIPTION
    -----------               -----------

      10.39       Consulting Agreement dated July 26, 1999, between Kevco, Inc.
                  and Mr. Gerald E. Kimmel.(12)

      10.40       Financial Advisory Agreement dated July 26, 1999, among Kevco,
                  Inc. and Wingate Management Limited, L.L.C.(12)

      10.41       Monitoring and Oversight Agreement dated July 26, 1999, among
                  Kevco, Inc. and Wingate Management Limited, L.L.C.(12)

      10.42 Second Amendment to Credit Agreement dated May, 2000, by and among Kevco, Inc., Bank of America, N.A., formerly known as NationsBank, N.A. and the lenders named therein.(15)

      27.1        Financial Data Schedule.(15)


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