Form 10-Q
period 2000-06-30
KEVCO INC
filed 2000-08-14
CIK 1021706

                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Quarterly Period Ended June 30, 2000
                                       or
     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Transition Period From _____To _____

                        Commission File Number: 000-21621

                                   KEVCO, INC.

             (Exact name of registrant as specified in its charter)

           Texas                                       75-2666013
---------------------------                       ---------------------
(State or other jurisdiction of                   (IRS Employer ID No.)
 incorporation or organization)

    University Centre I
 1300 S. University Drive
         Suite 200
     Fort Worth, Texas                                 76107-5734
 ------------------------                            --------------
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

                  Yes    X       No
                       -----        ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share            9,563,487 shares
---------------------------------------            ----------------
                 (Class)                   (Outstanding as of July 25, 2000)

                                   KEVCO, INC.
                               INDEX TO FORM 10-Q


PART  I - FINANCIAL INFORMATION

ITEM  1 - Financial Statements

Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
   and December 31, 1999........................................................     3

Consolidated Statements of Operations for the three-month and six-month
   periods ended June 30, 2000 and 1999 (Unaudited).............................     4

Consolidated Statements of Cash Flows for the three-month and six-month
   periods ended June 30, 2000 and 1999 (Unaudited).............................     5

Notes to Consolidated Financial Statements (Unaudited)..........................     6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
   and Results of Operations....................................................     8

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.............    13

PART II - OTHER INFORMATION

ITEM 4 - Submission of Matters to a Vote of Security Holders....................    14

ITEM 6 - Exhibits and Reports on Form 8-K.......................................    14

Signatures......................................................................    15

ITEM 1.  FINANCIAL STATEMENTS.

                                   KEVCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                           June 30,     December 31,
                                                                             2000            1999
                                                                          ----------    ------------
                                                                         (Unaudited)
                                        ASSETS

Current assets:
  Cash and cash equivalents                                               $  18,399       $  18,098
  Trade accounts receivable, less allowance for doubtful
        accounts of $484 and $711 in 2000 and 1999, respectively             41,561          38,150
  Inventories                                                                62,532          67,070
  Other current assets                                                        2,555           6,486
                                                                          ---------       ---------
       Total current assets                                                 125,047         129,804
Property and equipment, net                                                  43,841          43,756
Goodwill and other intangible assets, net                                   111,526         113,127
Other assets                                                                  5,423           5,685
                                                                          ---------       ---------
        Total assets                                                      $ 285,837       $ 292,372
                                                                          =========       =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                       $   7,683       $   5,273
  Trade accounts payable                                                     49,896          43,926
  Accrued interest                                                            1,202           1,429
  Other accrued liabilities                                                  12,001          17,424
                                                                          ---------       ---------
       Total current liabilities                                             70,782          68,052
Long-term debt, less current portion                                        195,589         199,553
Other long-term liabilities                                                   3,551           2,054
                                                                          ---------       ---------
       Total liabilities                                                    269,922         269,659

Stockholders' equity:
  Preferred stock, $.01 par value; 30,000 shares authorized; no
       shares issued or outstanding                                              --              --
  Common stock, $.01 par value; 100,000 shares authorized; 9,563
       shares issued and outstanding                                             96              96
  Non-voting common stock, $.01 par value; 20,000 shares authorized;
       no shares issued or outstanding                                           --              --
  Additional paid-in capital                                                 49,270          49,270
  Accumulated deficit                                                       (33,451)        (26,653)
                                                                          ---------       ---------
       Total stockholders' equity                                            15,915          22,713
                                                                          ---------       ---------
        Total liabilities and stockholders' equity                        $ 285,837       $ 292,372
                                                                          =========       =========



          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             -------------------------       -------------------------
                                                                     JUNE 30,                       JUNE 30,
                                                             ---------       ---------       ---------       ---------
                                                                2000            1999            2000            1999
                                                             ---------       ---------       ---------       ---------

Net sales                                                    $ 166,537       $ 231,777       $ 333,652       $ 454,562
Cost of sales                                                  144,612         203,156         290,733         398,240
                                                             ---------       ---------       ---------       ---------

     Gross profit                                               21,925          28,621          42,919          56,322
Commission income                                                1,208           1,812           2,421           3,500
                                                             ---------       ---------       ---------       ---------

     Gross margin                                               23,133          30,433          45,340          59,822

Selling, general and administrative expenses                    19,860          25,287          41,122          51,844
                                                             ---------       ---------       ---------       ---------

     Operating income                                            3,273           5,146           4,218           7,978
Other income (expense)                                             (28)            748             105             875
Interest expense                                                 5,615           6,117          11,122          11,609
                                                             ---------       ---------       ---------       ---------

     Loss before income taxes                                   (2,370)           (223)         (6,799)         (2,756)
Income tax expense (benefit)                                        --             531              --            (786)
                                                             ---------       ---------       ---------       ---------

     Net loss                                                $  (2,370)      $    (754)      $  (6,799)      $  (1,970)
                                                             =========       =========       =========       =========

Loss per share - basic and diluted                           $   (0.25)      $   (0.11)      $   (0.71)      $   (0.29)
                                                             =========       =========       =========       =========
Weighted average shares outstanding - basic and diluted          9,563           6,856           9,563           6,856
                                                             =========       =========       =========       =========


    See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                          SIX MONTHS ENDED
                                                                       -----------------------
                                                                              JUNE 30,
                                                                       -----------------------
                                                                          2000          1999
                                                                       ---------      --------

Cash flows from operating activities:
    Net loss                                                           $ (6,799)      $ (1,970)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation and amortization                                      3,970          4,330
       Amortization of other debt issue costs                               558          1,004
       Gain on sale of assets                                               (54)          (787)
    Changes in assets and liabilities:
       Trade receivables                                                 (6,872)       (14,401)
       Inventories                                                        4,538          2,685
       Other current assets                                               3,931          1,547
       Trade accounts payable                                             5,970          2,108
       Accrued liabilities & other long term liabilities                 (4,152)         1,099
                                                                       --------       --------
       Net cash provided by (used in) operating activities                1,090         (4,385)
Cash flows from investing activities:
    Purchase of equipment                                                (2,265)        (1,722)
    Proceeds from sale of assets                                            114          3,180
    Insurance proceeds                                                    3,461          2,538
    (Increase) decrease in other assets                                    (444)           124
                                                                       --------       --------
       Net cash provided by investing activities                            866          4,120
Cash flows from financing activities:
    Proceeds from line of credit, net                                        --         11,000
    Payments of long-term debt                                           (1,655)        (5,322)
    Payments for debt issue costs                                            --           (657)
    Exercise of stock options                                                --             20
                                                                       --------       --------
       Net cash provided by (used in) financing activities               (1,655)         5,041
                                                                       --------       --------
Net increase in cash and cash equivalents                                   301          4,776
Beginning cash and cash equivalents                                      18,098            799
                                                                       --------       --------
Ending cash and cash equivalents                                       $ 18,399       $  5,575
                                                                       ========       ========

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

     In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the balance sheet as of June 30, 2000, the statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and the statements of cash flows for the six-month periods ended June 30, 2000 and 1999. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year ending December 31, 2000. Certain amounts included in the consolidated financial statements for the three-month and six-month periods ended June 30, 1999 have been reclassified to conform with the comparable June 30, 2000 presentation.

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


2.       INVENTORIES

    Inventories are comprised of the following (in thousands):

                                JUNE 30,         DECEMBER 31,
                                  2000               1999
                                --------         ------------

Raw materials                   $ 14,456             $ 19,312
Work in process                      839                  760
Finished goods                     7,356                6,903
Goods held for resale             39,881               40,095
                                --------             --------
                                $ 62,532             $ 67,070
                                ========             ========

3.       CREDIT AGREEMENT AMENDMENT

     In May 2000, the Company and its lenders entered into a second amendment to the third amended and restated credit agreement, which restructured certain conditions in regard to applicable covenants to make them less restrictive. At June 30, 2000, the Company is in compliance with the amended covenants. Management will monitor debt covenant compliance very closely and, if necessary, pursue additional amendments to the credit agreement or pursue refinancing alternatives. However, there can be no assurance that the Company will be able to maintain compliance in the future, or that it would be able to further amend or refinance its credit facilities, if required to do so.


4.       EARNINGS PER SHARE

     Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue voting common stock were exercised and converted into voting common stock. For the three-month and six-month periods ended June 30, 2000 and June 30 1999, options, warrants and convertible securities are not included in the computation of diluted loss per share as the effects would be antidilutive.


5.       INCOME TAXES

    As the general slowdown in the manufactured housing industry continues and in light of the Company's near term outlook for future earnings, the Company did not recognize any income tax benefit in the first six months of 2000. Beginning in the last half of 1999 and continuing into 2000, the Company has provided a valuation allowance for net deferred tax assets because it cannot be assured that realization is more likely than not, given the losses in 1999 and 2000.


6.       SEGMENT REPORTING

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

     Shepherd Products, previously included in the Manufacturing segment in 1999, has been classified with the Distribution segment effective January 1, 2000. All material transactions, including intercompany eliminations, related to Shepherd Products have been restated for the periods ended June 30, 1999, to conform with the June 30, 2000 segment presentation.

     The Company measures segment performance based upon revenue and operating income results. The information in the Corporate/Other category consists primarily of corporate operating expenses and intercompany eliminations of Manufacturing sales to Distribution, and is utilized to reconcile to the Company's consolidated results. The decrease in Corporate/Other operating loss of $5.0 million and $8.6 million is primarily due to non-recurring consulting and information technology costs incurred in the three-month and six-month periods ended June 30, 1999. Information regarding operations by segment is as follows:

                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   JUNE 30,                        JUNE 30,
                                             2000            1999            2000            1999
                                          ---------       ---------       ---------       ---------
                                                                (In Thousands)

         Net sales:
             Distribution                 $ 112,685       $ 152,976       $ 222,540       $ 299,299
             Manufacturing                   27,481          34,904          55,924          67,803
             Wood Products                   26,453          44,130          55,343          87,858
             Corporate/Other                    (82)           (233)           (155)           (398)
                                          ---------       ---------       ---------       ---------
                                          $ 166,537       $ 231,777       $ 333,652       $ 454,562
                                          =========       =========       =========       =========
         Operating income:
             Distribution                 $   3,561       $   8,481       $   6,697       $  15,296
             Manufacturing                    1,465           1,830           2,614           3,565
             Wood Products                     (410)          1,139            (147)          2,650
             Corporate/Other                 (1,343)         (6,304)         (4,946)        (13,533)
                                          ---------       ---------       ---------       ---------
                                              3,273           5,146           4,218           7,978
              Other income (expense)            (28)            748             105             875
              Interest expense                5,615           6,117          11,122          11,609
                                          ---------       ---------       ---------       ---------
         Loss before income taxes         $  (2,370)      $    (223)      $  (6,799)      $  (2,756)
                                          =========       =========       =========       =========

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

    The Company's sales in both the second quarter and the first half of 2000 were adversely impacted by the pronounced downturn in the manufactured housing industry that has resulted from, among other things, an industry-wide build-up in retail inventories that occurred during 1999. That situation has been aggravated in 2000 by the strategic decision of a few major lenders to exit this line of business or restrict their activity in financing purchases of manufactured homes, especially for marginal borrowers. Combined with a higher incidence of repossessions, the industry has faced higher relative interest rates and very restrictive lending standards. As a result, consumer demand has declined more than the industry had expected, leaving the overall retail inventory position relatively unchanged. The excess retail inventory situation combined with the tighter lending availability and diminished retail sales contributed to an indicated 27% and 24% decline in industry-wide production of manufactured homes during the second quarter, and first half of 2000, respectively. Management expects this trend of lower manufacturing activity to persist into 2001, thereby continuing to adversely impact sales trends of the company.

    The Company continues to integrate Shelter Components Corporation (acquired December 1997) into Kevco by, among other things, consolidating certain corporate functions, consolidating overlapping distribution warehouses and integrating multiple computer systems into one. A key initiative this year has been a major upgrade in the information system used to operate and link our distribution centers, and we expect to complete implementation during the third quarter of 2000. The integration efforts are expected to be substantially complete over the next 12 to 18 months. Higher than normal costs will continue to be incurred, reducing operating income during the transition period.


RESULTS OF OPERATIONS

    The following table sets forth certain Consolidated Statements of Operations data as a percentage of the Company's net sales, for the periods indicated.

                                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                             JUNE 30,                   JUNE 30,
                                                                      --------------------        --------------------
                                                                        2000          1999         2000          1999
                                                                      ------        ------        ------        ------

         Net sales                                                     100.0%        100.0%        100.0%        100.0%
         Cost of sales                                                  86.8          87.7          87.1          87.6
                                                                      ------        ------        ------        ------
              Gross profit                                              13.2          12.3          12.9          12.4
         Commission income                                               0.7           0.8           0.7           0.8
                                                                      ------        ------        ------        ------
              Gross margin                                              13.9          13.1          13.6          13.2
         Selling, general & administrative expenses                     11.9          10.9          12.3          11.4
                                                                      ------        ------        ------        ------
              Operating income                                           2.0           2.2           1.3           1.8
         Other income (expense)                                         --             0.3          --             0.2
         Interest expense, net                                           3.4           2.6           3.3           2.6
                                                                      ------        ------        ------        ------
              Loss before income taxes                                  (1.4)%        (0.1)%        (2.0)%        (0.6)%
                                                                      ======        ======        ======        ======

    The Company is organized into three segments; Distribution, Manufacturing and Wood Products. However, they serve the same market and are impacted by the same economic trends as the business taken as a whole. See note 6 to the consolidated financial statements for segment data.


COMPARISON OF THREE MONTHS ENDED JUNE 30, 2000 AND 1999

    Net sales decreased by $65.2 million, or 28.1%, to $166.5 million for the three months ended June 30, 2000 from $231.8 million for the comparable 1999 period. The net sales decrease was primarily caused by the general slowdown in the manufactured housing industry brought on by, among other things, an excessive amount of retail inventory and various conditions affecting credit availability for the home buyer, resulting in diminished retail demand. For the first two months of the 2nd quarter, industry statistics indicate a 26% decline in production over the same period in 1999, which, consequently, reduced the demand for the Company's products. Management believes that the full second quarter decline in production will approximate 27% or higher, as many manufacturers initiated plant shut downs in late June and early July in response to the softer demand, and a further effort to address the retail inventory situation. The decline is distinctly regionalized with the highest decreases occurring in the Southeastern parts of the country, which significantly affects the Wood Products segment, while the North Central states have experienced the smallest declines in production. Additionally, $15.0 million of the Company's net sales decrease was the result of two major product lines changing to a commission-based arrangement. Plastic Solutions accounted for $2.1 million of net sales in the three-month period ended June 30, 1999, with no sales in the comparable 2000 period due to the sale of this operation in December 1999.

    Gross margins decreased by $7.3 million, or 24.0%, during the second quarter of 2000, to $23.1 million, from $30.4 million for the comparable 1999 period. This decrease was due primarily to the reduced sales levels in 2000 versus the same period in 1999. Gross margin as a percent of sales was 13.9%, an improvement over 1999's second quarter level of 13.1%. The improvement in gross margin as a percent of sales has been the result of cost reduction initiatives and focused attention by the Company's Product Management Department to isolate and correct low margin business.

    Commission income decreased by $0.6 million, or 33.3%, to $1.2 million for the three months ended June 30, 2000, from $1.8 million for the same period in 1999. This decline is primarily the result of the same conditions that caused the sales volume decrease.

    Selling, general and administrative expenses decreased by $5.4 million, or 21.5%, to $19.9 million for the three months ended June 30, 2000, from $25.3 million for the comparable 1999 period. The decrease was due primarily to reduced activity associated with the lower sales volume, which has resulted in a 23% headcount reduction from June 30, 1999 to June 30, 2000, and management efforts to reduce costs and increase operating efficiency. Additionally, significant consulting and information technology costs incurred in the second quarter of 1999 were non-recurring in the current year. Selling, general and administrative expenses, as a percentage of net sales, increased to 11.9% for the three months ended June 30, 2000, from 10.9% for the comparable 1999 period. This percentage of net sales increase is primarily attributable to fixed costs in a declining sales market.

     Other income decreased by $0.8 million from $0.7 million in 1999. Other income in the three-month period ended June 30, 1999 is comprised primarily of gains recognized from the sale of a distribution facility and the Shelter Components corporate facility.

    Interest expense is comparable for the quarter ended June 30, 2000, to the same period in 1999. The Company is paying slightly higher interest rates that are partially offset by paying interest on a lower principal amount because working capital reductions have decreased the need for bank line of credit facility borrowings.

    For the three months ended June 30, 2000, the Company reported a net loss of $2.4 million compared to a net loss of $0.8 million in the comparable 1999 period. The increase in net loss is primarily attributed to the decline in sales volume.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    Net sales decreased by $120.9 million, or 26.6%, to $333.7 million for the six months ended June 30, 2000 from $454.6 million for the comparable 1999 period. The net sales decrease was primarily caused by the general slowdown in the manufactured housing industry brought on by, among other things, an excessive amount of retail inventory and various conditions affecting credit availability for the home buyer, resulting in diminished retail demand. Management believes that manufactured housing production fell below 1999 levels by approximately 24%, which, consequently, reduced the demand for the Company's products. The decline is distinctly regionalized with the highest decreases occurring in the Southeastern parts of the country, which significantly effects the Wood Products segment, while the North Central states have experienced the smallest declines in production. Additionally, $22.5 million of the net sales decrease was the result of two major product lines changing to a commission-based arrangement. Plastic Solutions accounted for $4.3 million of net sales in the six-month period ended June 30, 1999, with no sales in the comparable 2000 period due to the sale of this operation in December 1999.

    Gross margins decreased by $14.5 million, or 24.2%, during the first half of 2000, to $45.3 million, from $59.8 million for the comparable 1999 period. This decrease was due primarily to the reduced sales levels in 2000 versus the same period in 1999. Gross margin as a percent of sales was 13.6%, a 0.4 percentage point improvement over 1999's first half level of 13.2%. The improvement in gross margin as a percent of sales has been the result of cost reduction initiatives and focused attention by the Company's Product Management Department to isolate and correct low margin business.

    Commission income decreased by $1.1 million, or 30.8%, to $2.4 million for the six months ended June 30, 2000, from $3.5 million for the same period in 1999. This decline is primarily the result of the same conditions that caused the sales volume decrease.

    Selling, general and administrative expenses decreased by $10.7 million, or 20.7%, to $41.1 million for the six months ended June 30, 2000, from $51.8 million for the comparable 1999 period. The decrease was due primarily to reduced activity associated with the lower sales volume, which has resulted in a 23% headcount reduction from June 30, 1999 to June 30, 2000, and management efforts to reduce costs and increase operating efficiency. Additionally, significant consulting and information technology costs incurred in the first half of 1999 were non-recurring in the current year. Selling, general and administrative expenses, as a percentage of net sales, increased to 12.3% for the six months ended June 30, 2000, from 11.4% for the comparable 1999 period. This percentage of net sales increase is primarily attributable to fixed costs in a declining sales market.

    Other income decreased by $0.8 million, to $0.1 million in 2000, from $0.9 million in 1999. Other income in the six-month period ended June 30, 1999 is comprised primarily of gains recognized from the sale of a distribution facility and the Shelter Components corporate facility.

    Interest expense is comparable for the six-month period ended June 30, 2000 to the same period in 1999. The Company is paying slightly higher interest rates that are partially offset by paying interest on a lower principal amount because working capital reductions have decreased the need for bank line of credit facility borrowings.

    For the six months ended June 30, 2000, the Company reported a net loss of $6.8 million compared to a net loss of $2.0 million in the comparable 1999 period. The increase in net loss is primarily attributed to the decline in sales volume.

    As the general slowdown in the manufactured housing industry continues and in light of the Company's near term outlook for future earnings, the Company did not recognize any income tax benefit in the first two quarters of this year. Beginning in the last half of 1999 and continuing into 2000, the Company has provided a valuation allowance for net deferred tax assets because it cannot be assured that realization is more likely than not, given the losses in 1999 and 2000.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's activities have been financed through cash flow from operations, borrowings under its bank credit facilities, proceeds from the Transaction (as defined below), and proceeds from the issuance in December 1997 of $105.0 million of 10 3/8% senior subordinated notes due 2007.

    Net cash provided by operating activities was $1.1 million and capital expenditures were $2.3 million for the six months ended June 30, 2000. Net cash used in operating activities was $4.4 million and capital expenditures were $1.7 million for the comparable period in 1999. The $5.5 million increase in cash provided by operating activities is primarily attributable to improved Company management of working capital. The Company is obligated to make payments on various capital and operating leases in varying amounts, maturing through 2007 as well as payments under various non-compete and consulting agreements, related to past acquisitions, in varying amounts, maturing through 2002.

    In July 1999, the Company completed a transaction ("Transaction"), pursuant to which The Kevco Partners Investment Trust (the "KPI Trust"), a Delaware business trust that is associated with Wingate Partners II, L.P., acquired, for an approximate purchase price of $37.0 million, the following securities:

o 2,700,000 newly issued shares of the Company's common stock for a purchase price of $5.00 per share;

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

    The Tranche A Notes are exchangeable at the holders' option for 3,090,909 shares of a newly-created series of preferred stock of the Company designated as Series A Cumulative 10-3/8% Convertible Pay-in-Kind Voting Preferred Stock ("Voting Preferred Stock") or directly into 3,090,909 shares of common stock, in each case at an initial exchange ratio of $5.50 per share. Shares of Voting Preferred Stock, when and if issued in exchange for Tranche A Notes, will be entitled to vote together with the common stock on an as converted basis. The Voting Preferred Stock will be convertible on a share-for-share basis into common stock, subject to certain standard anti-dilution provisions. The Tranche B Notes are exchangeable at the holders' option for 1,181,818 shares of a second newly-created series of preferred stock of the Company designated as Series B 10-3/8% Convertible Pay-in-Kind Non-Voting Preferred Stock ("Nonvoting Preferred Stock" and with the Voting Preferred Stock, the "Preferred Stock") or directly into 1,181,818 shares of Nonvoting Stock, in each case at an initial exchange ratio of $5.50 per share. The Nonvoting Preferred Stock will have limited voting rights in connection with certain extraordinary corporate events affecting the holders of Nonvoting Stock. The Nonvoting Preferred Stock will itself be convertible into an equal number of shares of Nonvoting Stock, subject to certain standard antidilution provisions.

    Interest on the Notes may be paid in cash or, at the option of the Company, continue to accrue unpaid, in which case a note holder may elect to have all accrued interest paid in the equivalent value of shares of Nonvoting Preferred Stock. Dividends on the Nonvoting Preferred Stock and the Voting Preferred Stock may, at the option of the Company, be paid in cash or in additional shares of Nonvoting Preferred Stock. The Company can redeem the Notes and any Preferred Stock issued in exchange for Notes beginning on July 26, 2002. The Warrants, Notes, and Preferred Stock contain standard antidilution provisions.

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

      Concurrently with the closing of the Transaction, the Company and its lenders entered into the third amended and restated credit agreement which restructured the terms and conditions in regard to applicable rates, covenants and maturity. The amended credit facility includes a $45.0 million revolving credit facility, which matures in December 2003, a Term A Facility for $35.7 million, which matures in December 2003 and a Term B Facility for $38.5 million, which matures in December 2004. The Company may also be required to repay amounts earlier than scheduled as a result of asset sales, excess cash flow from operations, issuance of new debt or issuance of new equity. The term loans require quarterly payments, which increase over the life of each respective term. The term loans and revolving credit facility are collateralized by substantially all of the assets of the

Company and its subsidiaries, including the capital stock of such subsidiaries. At June 30, 2000, the Company had $38.4 million available for borrowings under its revolving credit facility. Management believes that cash reserves are adequate for the next twelve months.

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

    In May 2000, the Company and its lenders entered into a second amendment to the third amended and restated credit agreement, which restructured certain conditions in regard to applicable covenants to make them less restrictive. At June 30, 2000, the Company is in compliance with the amended covenants. Management will monitor debt covenant compliance very closely and, if necessary, pursue additional amendments to the credit agreement or pursue refinancing alternatives. However, there can be no assurance that the Company will be able to maintain compliance in the future, or that it would be able to further amend or refinance its credit facilities, if required to do so.

    The Company does not anticipate paying cash dividends on its common stock in the foreseeable future and intends to retain its earnings to support operations and repay indebtedness. The Board has authorized the Management of the Company to repurchase, from time to time, senior subordinated notes due in 2007.

    For the six-month period ended June 30, 2000, average days sales in receivables were 23 days, average days inventory on hand were 41 days and average days of payables were 29 days. For the six-month period ended June 30, 1999, average days sales in receivables were approximately 26 days, average days inventory on hand were approximately 43 days and average days in payables were approximately 29 days. The decreases in average days sales in receivables of 3 days and average days inventory on hand of 2 days, period over period, is the result of the Company's improved management of working capital.


YEAR 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. The Company completed its efforts in this regard during the fourth quarter of 1999. Due to the thoroughness in addressing potential issues, to date, the Company has experienced no significant disruptions in any of its systems and believes those systems have adapted well to the Year 2000 date change. Company personnel are not aware of any material problems resulting from Year 2000 issues, with respect to its products, internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly.


FORWARD-LOOKING STATEMENTS

    This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "may," "intend," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Similar statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Although the Company believes that the expectations in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict all the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the Company's substantial leverage and its effects on the Company's ability to obtain additional capital as needed, the adequacy of existing funds to meet liquidity needs, the Company's ability to integrate its operations and successfully implement new management information systems, customer demand for manufactured housing and recreational vehicles, the effect of economic conditions including inflation and sensitivity to interest rates, the availability of consumer loans for manufactured housing, the impact of raw materials prices, volatility within the manufactured housing industry, the Company's ability to maintain profitability in the event of the loss of a significant customer and other risks detailed from time to time in the reports filed by the Company with the Commission, including the Company's Annual Report.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is subject to interest rate risk on its term loans and revolving credit facility. Interest rates are fixed on the Senior Notes, Subordinated Notes and Capitalized Lease Obligations. At June 30, 2000, the Company's exposure to these risk factors was not significant and had not materially changed from December 31, 1999.

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 16, 2000, the Company held its annual meeting of shareholders. At the meeting, the Company's shareholders elected Frederick B. Hegi, Jr. and Jerry E. Kimmel as directors of the Company, each to serve as such for a three-year term ending in 2003. Mr. Hegi received 9,122,127 votes cast "for" his elections with 5,378 votes being withheld. Mr. Kimmel received 9,101,487 votes cast (for) his election with 26,018 votes being withheld. In addition to Messrs. Hegi and Kimmel, the current slate of directors of the Company consists of James A. Johnson, Richard Nevins, William L. Estes, and Peter B. McKee.

         At the meeting, the Company's shareholders also adopted a proposal to ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000. The proposal received 7,559,173 votes cast "for," 450 votes cast "against," and 1,567,882 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     EXHIBIT NO.            DESCRIPTION
     -----------            -----------
       *27.1         Financial Data Schedule.


* Filed herewith.

(b)  REPORTS ON FORM 8-K

     None.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              KEVCO, INC.

Date:    August 14, 2000

                                              By: /s/ JOSEPH P. TOMCZAK
                                                  -----------------------------

                                                     Joseph P. Tomczak
                                                Executive Vice President and
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS


    EXHIBIT NO.                  DESCRIPTION
    -----------                  -----------

      27.1             Financial Data Schedule.