Form 10-Q
period 2000-09-30
KEVCO INC
filed 2000-11-20
CIK 1021706

                       Securities and Exchange Commission
                              Washington, DC 20549

                                    Form 10-Q

(Mark One)

   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended  September 30, 2000
                                       or
   ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition Period From             To
                                            -----------    -----------

                        Commission File Number: 000-21621

                                   KEVCO, INC.

             (Exact name of registrant as specified in its charter)

             Texas                                              75-2666013
-------------------------------                           ---------------------
(State or other jurisdiction of                           (IRS Employer ID No.)
 incorporation or organization)

  University Centre I
1300 S. University Drive
      Suite 200
   Fort Worth, Texas                                            76107-5734
------------------------                                        ----------
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

     Yes  X   No
         ---     ---

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share               9,563,487 shares
---------------------------------------     ------------------------------------
              (Class)                       (Outstanding as of October 30, 2000)

                                   KEVCO, INC.
                               INDEX TO FORM 10-Q


PART  I - FINANCIAL INFORMATION

ITEM  1 - Financial Statements

Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
   and December 31, 1999...................................................................  3

Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2000 and 1999 (Unaudited)...................................  4

Consolidated Statements of Cash Flows for the nine-month periods ended
   September 30, 2000 and 1999 (Unaudited).................................................  5

Notes to Consolidated Financial Statements (Unaudited).....................................  6

ITEM 2 - Management's Discussion and Analysis of Financial Condition
   and Results of Operations...............................................................  8

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk........................ 15

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K.................................................. 15

Signatures................................................................................. 16

ITEM 1. FINANCIAL STATEMENTS.

                                   KEVCO, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2000             1999
                                                                        -------------     ------------
                                   ASSETS                                (Unaudited)
Current assets:
  Cash and cash equivalents                                               $  10,923       $  18,098
  Trade accounts receivable, less allowance for doubtful
        accounts of $481 and $711 in 2000 and 1999, respectively             35,192          35,864
  Inventories                                                                58,582          67,070
  Other current assets                                                        4,747           8,772
                                                                          ---------       ---------
       Total current assets                                                 109,444         129,804
Property and equipment, net                                                  43,509          43,756
Goodwill and other intangible assets, net                                   110,708         113,127
Other assets                                                                  5,184           5,685
                                                                          ---------       ---------
        Total assets                                                      $ 268,845       $ 292,372
                                                                          =========       =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                       $  23,298       $   5,273
  Trade accounts payable                                                     40,588          43,926
  Accrued interest                                                            3,868           1,429
  Other accrued liabilities                                                  11,580          17,424
                                                                          ---------       ---------
       Total current liabilities                                             79,334          68,052
Long-term debt, less current portion                                        178,635         199,553
Other long-term liabilities                                                   4,302           2,054
                                                                          ---------       ---------
       Total liabilities                                                    262,271         269,659

Stockholders' equity:
  Preferred stock, $.01 par value; 30,000 shares authorized; no
       shares issued or outstanding                                              --              --
  Common stock, $.01 par value; 100,000 shares authorized; 9,563
       shares issued and outstanding                                             96              96
  Non-voting common stock, $.01 par value; 20,000 shares authorized;
       no shares issued or outstanding                                           --              --
  Additional paid-in capital                                                 49,270          49,270
  Accumulated deficit                                                       (42,792)        (26,653)
                                                                          ---------       ---------
       Total stockholders' equity                                             6,574          22,713
                                                                          ---------       ---------
        Total liabilities and stockholders' equity                        $ 268,845       $ 292,372
                                                                          =========       =========

          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             -------------------------       -------------------------
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                             -------------------------       -------------------------
                                                                2000            1999           2000            1999
                                                             ---------       ---------       ---------       ---------

Net sales                                                    $ 137,030       $ 208,682       $ 470,682       $ 663,244
Cost of sales                                                  121,038         190,421         411,771         588,661
                                                             ---------       ---------       ---------       ---------
     Gross profit                                               15,992          18,261          58,911          74,583
Commission income                                                1,151           1,353           3,572           4,853
                                                             ---------       ---------       ---------       ---------
     Gross margin                                               17,143          19,614          62,483          79,436

Selling, general and administrative expenses                    20,724          27,866          61,846          79,709
Impairment and other special charges                                --           6,807              --           6,807
                                                             ---------       ---------       ---------       ---------
     Operating income (loss)                                    (3,581)        (15,059)            637          (7,080)
Other  income (expense)                                             (3)          1,547             102           2,421
Debt transaction costs                                              --           6,272              --           6,272
Interest expense                                                 5,757           6,187          16,879          17,796
                                                             ---------       ---------       ---------       ---------
     Loss before income taxes                                   (9,341)        (25,971)        (16,140)        (28,727)
Income tax benefit                                                  --              --              --            (786)
                                                             ---------       ---------       ---------       ---------
     Net loss                                                $  (9,341)      $ (25,971)      $ (16,140)      $ (27,941)
                                                             =========       =========       =========       =========
Loss per share - basic and diluted                           $   (0.98)      $   (2.94)      $   (1.69)      $   (3.71)
                                                             =========       =========       =========       =========
Weighted average shares outstanding - basic and diluted          9,563           8,828           9,563           7,523
                                                             =========       =========       =========       =========

          See accompanying notes to consolidated financial statements.

                                   KEVCO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                    2000           1999
                                                                  --------       --------

Cash flows from operating activities:
    Net loss                                                      $(16,140)      $(27,941)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
       Depreciation and amortization                                 5,983          6,343
       Amortization of debt issue costs                                847          1,754
       Gain on sale of assets                                          (57)        (1,617)
       Impairment and other special charges                             --          6,807
       Debt transaction costs                                           --          6,272
       Changes in assets and liabilities:
           Trade receivables                                        (2,789)       (11,491)
           Inventories                                               8,488         15,899
           Other current assets                                      4,025            491
           Trade accounts payable                                   (3,338)        (6,255)
           Accrued liabilities & other long term liabilities        (1,156)         8,275
                                                                  --------       --------
       Net cash used in operating activities                        (4,137)        (1,463)
Cash flows from investing activities:
    Purchase of equipment                                           (3,033)        (6,920)
    Proceeds from sale of assets                                       143          5,973
    Insurance proceeds                                               3,461          2,538
    Decrease in other assets                                          (565)          (693)
                                                                  --------       --------
       Net cash provided by investing activities                         6            898
Cash flows from financing activities:
    Payment on line of credit, net                                      --        (20,400)
    Proceeds from long-term debt                                        --         23,500
    Payments on long-term debt                                      (3,044)        (5,539)
    Loan origination costs                                              --         (1,015)
    Equity proceeds, net of transaction costs                           --          9,126
    Stock options exercised                                             --             59
                                                                  --------       --------
       Net cash provided/(used) by financing activities            (3,044)         5,731
                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents                (7,175)         5,166
Beginning cash and cash equivalents                                 18,098            799
                                                                  --------       --------
Ending cash and cash equivalents                                  $ 10,923       $  5,965
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

     In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the balance sheet as of September 30, 2000, the statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year ending December 31, 2000. Certain amounts included in the consolidated financial statements for the three-month and nine-month periods ended September 30, 1999, and the twelve month period ended December 31, 1999, have been reclassified to conform with the comparable September 30, 2000 presentation.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133), which, as amended, is required to be adopted in years beginning after June 15, 2000. Management does not anticipate that the adoption of SFAS 133 will have a material effect on the Company's financial position or results of operations.

2.   INVENTORIES

     Inventories are comprised of the following (in thousands):

                             SEPTEMBER 30,     DECEMBER 31,
                                 2000             1999
                               -------          -------

Raw materials                  $10,478          $19,312
Work in process                    888              760
Finished goods                   6,366            6,903
Goods held for resale           40,850           40,095
                               -------          -------
                               $58,582          $67,070
                               =======          =======

3.   CREDIT AGREEMENT AMENDMENT

     In May 2000, the Company and its lenders entered into a second amendment to the third amended and restated credit agreement, which restructured certain conditions in regard to applicable covenants to make them less restrictive.

     On November 20, 2000, the Company and its lenders entered into a third amendment to the third amended and restated credit agreement. The new amendment omits the existing financial covenants for the period of September 30, 2000 through October 1, 2001, and replaces them with covenants that are less restrictive. The amendment also requires the Company by March 8, 2001, to pay down $15 million of the amount that is outstanding under the term portion of the credit agreement. This additional pay down of $15 million is included in the current portion of long-term debt at the end of the third quarter 2000. Although there can be no assurance that the Company will be able to do so, management believes the Company can meet the $15 million pay down requirement.

     During the term of the third amendment, the aggregate amounts available under the revolving credit facility will be reduced to the lesser of $5 million, or a revolving credit borrowing base calculated upon certain net eligible assets. Management believes that cash reserves, together with available funds under the Company's revolving line of credit, are adequate for the next twelve months. As of September 30, 2000, no amounts are outstanding under the revolving credit facility.

     As of September 30, 2000, $34.4 million was outstanding under the Term A facility, which matures in December 2003, $38.3 million was outstanding under the Term B facility, which matures in December 2004, and the Company was in compliance with the amended covenants. The amended covenants will lapse effective October 1, 2001, at which time the covenants existing under the second amendment to the third amended and restated credit agreement will be reinstated. If the Company fails to negotiate another amendment, then an event of default will exist as of October 1, 2001. The Company plans to enter into negotiations with its lenders toward a more extensive and longer term restructuring of the credit agreement debt in the first quarter of 2001.

4.   EARNINGS PER SHARE

     Basic earnings per share excludes dilution, and diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue voting common stock were exercised and converted into voting common stock. For the three-month and nine-month periods ended September 30, 2000 and September 30, 1999, options, warrants and convertible securities are not included in the computation of diluted loss per share as the effects would be antidilutive.

5.   IMPAIRMENT AND OTHER SPECIAL CHARGES

     During the third quarter of 1999, the Company's then new management team implemented a number of cost improvement initiatives which included the decision to dispose of the Plastic Solutions operation, an injection plastics manufacturing division, which operations were no longer in alignment with the Company's core business strategy. The Company recorded an impairment loss of $3.8 million (including a write-off of approximately $3.3 million of goodwill) to adjust the carrying amount of Plastic Solutions' assets to their estimated sales value, net of related costs to sell and classified such assets as held for sale on the balance sheet. The sale of Plastic Solutions occurred in December 1999.

     Other special charges of approximately $3.0 million were recognized in the third quarter of 1999 relating to accruals for severance costs of certain executives and miscellaneous write-offs of other individually insignificant non-core assets no longer being utilized.

6.   INCOME TAXES

     As the general slowdown in the manufactured housing industry continues and in light of the Company's near term outlook for future earnings, the Company did not recognize any income tax benefit in the first nine months of 2000. Beginning in the last half of 1999 and continuing into 2000, the Company has provided a valuation allowance for net deferred tax assets because the Company cannot be assured that realization of any income tax benefit is more likely than not, given the losses in 1999 and 2000.

7.   SEGMENT REPORTING

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

     Shepherd Products, previously included in the Manufacturing segment in 1999, has been classified with the Distribution segment effective January 1, 2000. All material transactions, including intercompany eliminations, related to Shepherd Products have been restated for the periods ended September 30, 1999, to conform with the September 30, 2000 segment presentation.

     The Company measures segment performance based upon revenue and operating income results. The information in the Corporate/Other category consists primarily of corporate operating expenses and intercompany eliminations of Manufacturing sales to Distribution, and is utilized to reconcile to the Company's consolidated results. The decreases in Corporate/Other operating loss of $11.9 million and $20.5 million for the three-month and nine-month periods ended September 30, 2000, respectively, are primarily due to non-recurring impairment and other special charges, as well as consulting and information technology costs incurred in the three-month and nine-month periods ended September 30, 1999. Information regarding operations by segment follows:

                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                    2000            1999            2000            1999
                                 ---------       ---------       ---------       ---------
                                                       (In Thousands)

Net sales:
    Distribution                 $  93,689       $ 137,724       $ 316,229       $ 437,023
    Manufacturing                   24,364          32,708          80,288         100,511
    Wood Products                   19,056          38,471          74,399         126,329
    Corporate/Other                    (79)           (221)           (234)           (619)
                                 ---------       ---------       ---------       ---------
                                 $ 137,030       $ 208,682       $ 470,682       $ 663,244
                                 =========       =========       =========       =========
Operating income:
    Distribution                 $     712       $     913       $   7,409       $  16,209
    Manufacturing                    1,070            (398)          3,684           3,167
    Wood Products                   (2,238)           (506)         (2,385)          2,144
    Corporate/Other                 (3,125)        (15,068)         (8,071)        (28,600)
                                 ---------       ---------       ---------       ---------
                                    (3,581)        (15,059)            637          (7,080)
    Other income (expense)              (3)          1,547             102           2,421
    Debt transaction costs                           6,272                           6,272
    Interest expense                 5,757           6,187          16,879          17,796
                                 ---------       ---------       ---------       ---------
Loss before income taxes         $  (9,341)      $ (25,971)      $ (16,140)      $ (28,727)
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

     The Company's sales in both the third quarter and the first nine months of 2000 were adversely impacted by the continued downturn in the manufactured housing industry that has resulted from, among other things, an industry-wide build-up in retail inventories that occurred during 1999. This situation has been aggravated in 2000 by the strategic decision of a few major lenders to exit this line of business or to restrict their activity in financing purchases to manufactured homes, especially for marginal borrowers. Combined with a higher incidence of repossessions, the industry has faced higher relative interest rates and very restrictive lending standards. As a result, consumer demand for new units has declined more than industry forecasts, leaving the overall retail inventory position relatively unchanged. The excess retail inventory situation combined with the tighter lending availability and diminished retail sales contributed to an estimated 28% and 25% decline in industry-wide production of manufactured homes during the third quarter and first nine months of 2000, respectively. Management expects this trend of lower manufacturing activity to persist throughout 2001, thereby continuing to adversely impact sales trends of the Company.

     The Company continues to integrate Shelter Components Corporation (acquired December 1997) into Kevco by, among other things, consolidating certain corporate functions, consolidating overlapping distribution warehouses and integrating multiple computer systems into one. A key initiative this year has been a major upgrade in the information system used to operate and link our distribution centers. This implementation was completed during the third quarter of 2000. The remaining integration efforts are expected to be substantially complete over the next 12 to 15 months. Management believes that by the end of this time period, the consolidation and integration activities and related costs will become a smaller component of the Company's total expenses.

CHARGES - THIRD QUARTER ENDED SEPTEMBER 30, 1999

     During the third quarter of 1999, the Company incurred charges and certain adjustments of $21.5 million, including $15.2 million of non-cash items, primarily related to the then new management team's cost control initiatives and ongoing review of the Company's business. The charges of $21.5 million consisted principally of inventory reserve adjustments ($4.0 million), write-downs related to the sale of non-core assets ($4.5 million, primarily goodwill), adjustments to worker's compensation and health insurance reserves as costs had increased over prior periods due to unfavorable claims experience ($2.5 million), severance costs ($1.5 million), and charges related to a third quarter securities issuance ($6.3 million, of which $5.3 million was a non-cash charge related to the beneficial conversion feature of the Subordinated Notes issued in the third quarter of 1999). These charges have been reflected in the accompanying financial statements as follows: $5.6 million in cost of sales; $2.8 million in selling, general, and administrative expenses; $6.8 million in impairment and other special charges; and $6.3 million in debt transaction costs.

RESULTS OF OPERATIONS

     The following table sets forth certain Consolidated Statements of Operations data as a percentage of the Company's net sales, for the periods indicated.

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                                ------------------        ------------------
                                                 2000         1999         2000         1999
                                                -----        -----        -----        -----

Net sales                                       100.0%       100.0%       100.0%       100.0%
Cost of sales                                    88.3         91.2         87.5         88.8
                                                -----        -----        -----        -----
     Gross profit                                11.7          8.8         12.5         11.2
Commission income                                 0.8          0.6          0.8          0.7
                                                -----        -----        -----        -----
     Gross margin                                12.5          9.4         13.3         11.9
Selling, general & administrative expenses       15.1         13.4         13.1         12.0
Impairment and other special charges               --          3.3           --          1.0
                                                -----        -----        -----        -----
     Operating income                            (2.6)        (7.3)         0.2         (1.1)
Other income (expense)                             --          0.7           --          0.4
Interest expense, net                             4.2          3.0          3.6          2.7
Debt transaction costs                             --          3.0           --          0.9
                                                -----        -----        -----        -----
     Loss before income taxes                    (6.8)%      (12.6)%       (3.4)%       (4.3)%
                                                =====        =====        =====        =====

     The Company is organized into three segments; Distribution, Manufacturing and Wood Products. However, each segment serves the same market and is impacted by the same economic trends as the business of the Company taken as a whole. See note 7 to the consolidated financial statements for segment data.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Net sales decreased by $71.7 million, or 34.4%, to $137.0 million for the three months ended September 30, 2000 from $208.7 million for the comparable 1999 period. The net sales decrease was primarily caused by the general slowdown in the manufactured housing industry brought on by, among other things, an excessive amount of retail inventory and various conditions affecting credit availability for the home buyer, resulting in diminished retail demand. For the first two months of the third quarter, industry statistics indicate a 26% decline in production over the same period in 1999, which, consequently, reduced the demand for the Company's products. Management estimates that the full third quarter decline in production will approximate 28%. This decline is distinctly regionalized with the highest decreases occurring in the Southeast, significantly affecting the Wood Products segment, with the North Central states experiencing the smallest declines in production. Additionally, $15.0 million of the Company's net sales decrease was the result of two major product lines changing to a commission-based arrangement. Further, Plastic Solutions accounted for $2.0 million of net sales in the three-month period ended September 30, 1999, with no sales in the comparable 2000 period due to the sale of this operation in December 1999.

     Gross margins decreased by $2.5 million, or 12.8%, during the third quarter of 2000, to $17.1 million, from $19.6 million for the comparable 1999 period. This decrease was due primarily to the reduced sales levels in 2000 versus the same period in 1999. Gross margin as a percent of sales was 12.5%, an improvement over 1999's third quarter level of 9.4%. The significant improvement in gross margin as a percent of sales is primarily due to non-recurring third quarter 1999 charges for inventory reserve adjustments and increases in worker's compensation and health insurance costs that were expensed in that period. After eliminating the effect of the non-recurring third quarter charges taken in 1999 of $5.6 million, the current quarter gross margin of 12.5% indicates an improvement of 0.4 percentage points over the same quarter in 1999. This improvement in gross margin as a percent of sales has been the result of current year cost reduction initiatives and focused attention by the Company's Product Management Department to isolate and correct low margin business.

     Commission income decreased by $0.2 million, or 14.3%, to $1.2 million for the three months ended September 30, 2000, from $1.4 million for the same period in 1999. This decline is primarily the result of the same conditions that caused the sales volume decrease, partially offset by the increase in commission income resulting from two major product lines changing to a commission-based arrangement in the current year.

     Selling, general and administrative expenses decreased by $7.2 million, or 25.8%, to $20.7 million for the three months ended September 30, 2000, from $27.9 million for the comparable 1999 period. The decrease is primarily due to third quarter 1999 charges for increased worker's compensation and health insurance costs, expenses incurred for upgrading information systems for the distribution business and additional professional service fees, which did not occur in the current quarter in the same magnitude. Additionally, certain other consulting and information technology costs incurred in the third quarter of 1999 were non-recurring in the current year. Selling, general and administrative expenses, as a percentage of net sales, increased to 15.1% for the three months ended September 30, 2000, from 13.4% for the comparable 1999 period. This percentage of net sales increase is primarily attributable to fixed costs in a declining sales market.

     During the third quarter of 1999, impairment and other special charges of $6.8 million were incurred as part of cost improvement initiatives implemented by the Company's then new management team. Such initiatives included the planned disposition of the Plastic Solutions operation, an injection plastics manufacturing division, severance costs of certain executives and write-offs of other individually insignificant non-core assets. No such similar impairment or special charges were taken during the current period.

     Other income decreased by $1.5 million from $1.5 million in 1999. Other income in the three-month period ended September 30, 1999 is comprised primarily of a gain from the sale of the Company's corporate jet.

     Debt transaction costs of $6.3 million were incurred in the quarter ended September 30, 1999. The Company incurred a charge of $5.3 million for the beneficial conversion feature related to the issuance of $23.5 million of Subordinated Notes in the third quarter of 1999. The conversion feature in the Subordinated Notes is considered to be a beneficial conversion feature to the holder given that the quoted market price was $5.50 per share. As a result, the Company allocated $5.3 million of the proceeds of the Subordinated Notes to additional paid-in-capital as a discount to the Subordinated Notes. The Company was required to amortize the Subordinated Notes' discount over the period for which the Subordinated Notes first became convertible. As the Subordinated Notes were immediately convertible upon issuance, the Company recognized the entire discount as a non-cash charge to debt transaction costs in the quarter ended September 30, 1999. The remaining $1.0 million of debt transaction costs were associated with amendments to the Company's credit facilities.

     Interest expense is $0.4 million less for the quarter ended September 30, 2000, then the same period in 1999. The Company is paying slightly higher interest rates due to current market conditions. These increased interest rates are partially offset by paying interest on a lower principal amount as a result of working capital reductions that have decreased the need for bank line of credit facility borrowings.

     For the three months ended September 30, 2000, the Company reported a net loss of $9.3 million compared to a net loss of $26.0 million in the comparable 1999 period. The loss incurred in the current period is primarily attributed to the decline in sales volume. The loss incurred during the third quarter of 1999 is principally due to the impairment, special charges, debt transaction costs, inventory reserve adjustments and increased workers' compensation and health insurance costs expensed during that period. Additionally, the quarter ended September 30, 1999 marked the beginning of the general slowdown in the manufactured housing industry that has continued throughout the current year.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Net sales decreased by $192.5 million, or 29.0%, to $470.7 million for the nine months ended September 30, 2000 from $663.2 million for the comparable 1999 period. The net sales decrease was primarily caused by the general slowdown in the manufactured housing industry brought on by, among other things, an excessive amount of retail inventory and various conditions affecting credit availability for the home buyer, resulting in diminished retail demand. Management believes that manufactured housing production fell below 1999 levels by approximately 25%, which, consequently, reduced the demand for the Company's products. This decline is distinctly regionalized with the highest decreases occurring in the Southeast, significantly affecting the Wood Products segment, with the North Central states experiencing the smallest declines in production. Additionally, $36.5 million of the net sales decrease was the result of two major product lines changing to a commission-based arrangement. Further, Plastic Solutions accounted for $6.3 million of net sales in the nine-month period ended September 30, 1999, with no sales in the comparable 2000 period due to the sale of this operation in December 1999.

     Gross margins decreased by $16.9 million, or 21.3%, during the first nine months of 2000, to $62.5 million, from $79.4 million for the comparable 1999 period. This decrease was due primarily to the reduced sales levels in 2000 versus the same period in 1999. Gross margin as a percent of sales was 13.3%, a 1.3% improvement over 1999's level of 12.0%. The significant improvement in gross margin as a percent of sales is primarily due to non-recurring third quarter 1999 charges for inventory reserve adjustments and increases in worker's compensation and health insurance costs that were expensed in the third quarter of 1999. After eliminating the effect of the non-recurring third quarter charges taken in 1999 of $5.6 million, the 2000 year-to-date gross margin of 13.3% indicates an improvement of 0.5 percentage points over the same period in 1999. This improvement in gross margin as a percent to sales has been the result of current year cost reduction initiatives and focused attention by the Company's Product Management Department to isolate and correct low margin business.

     Commission income decreased by $1.3 million, or 26.5%, to $3.6 million for the nine months ended September 30, 2000, from $4.9 million for the same period in 1999. This decline is primarily the result of the same conditions that caused the sales volume decrease, partially offset by the increase in commission income resulting from two major product lines changing to a commission-based arrangement in the current year.

     Selling, general and administrative expenses decreased by $17.9 million, or 22.5%, to $61.8 million for the nine months ended September 30, 2000, from $79.7 million for the comparable 1999 period. The decrease is primarily due to third quarter 1999 charges for increased worker's compensation and health insurance costs, expenses incurred for upgrading information systems for the distribution business and additional professional service fees, which did not occur in the current period to the same extent. Additionally, certain other consulting and information technology costs incurred in the first three quarters of 1999 were non-recurring in the current year. Selling, general and administrative expenses have also decreased over the comparable 1999 period, due to reduced activity associated with the lower sales volume, which has resulted in a 22% headcount reduction from September 30, 1999 to September 30, 2000, and management efforts to reduce costs and increase operating efficiency. Selling, general and administrative expenses, as a percentage of net sales, increased to 13.1% for the nine months ended September 30, 2000, from 12.0% for the comparable 1999 period. This percentage of net sales increase is primarily attributable to fixed costs in a declining sales market.

     During the third quarter of 1999, impairment and other special charges of $6.8 million were incurred as part of cost improvement initiatives implemented by the Company's then new management team. Such initiatives included the planned disposition of the Plastic Solutions operation, an injection plastics manufacturing division, severance costs of certain executives and write-offs of other individually insignificant non-core assets. No such similar impairment or special charges have been taken during the current year-to-date period.

     Other income decreased by $2.3 million, to $0.1 million in 2000, from $2.4 million in 1999. Other income in the nine-month period ended September 30, 1999 is comprised primarily of gains recognized from the sale of the Company's corporate jet, a distribution facility and the Shelter Components corporate facility.

     Debt transaction costs of $6.3 million were incurred in the quarter ended September 30, 1999. The Company incurred a charge of $5.3 million for the beneficial conversion feature related to the issuance of $23.5 million of Subordinated Notes in the third quarter of 1999. The conversion feature in the Subordinated Notes is considered to be a beneficial conversion feature to the holder given that the quoted market price was $5.50 per share. As a result, the Company allocated $5.3 million of the proceeds of the Subordinated Notes to additional paid-in-capital as a discount to the Subordinated Notes. The Company was required to amortize the Subordinated Notes' discount over the period for which the Subordinated Notes first became convertible. As the Subordinated Notes were immediately convertible upon issuance, the Company recognized the entire discount as a non-cash charge to debt transaction costs in the quarter ended September 30, 1999. The remaining $1.0 million of debt transaction costs was associated with amendments to the Company's credit facilities.

     Interest expense for the current year-to-date period is $0.9 million less than the comparable nine-month period ended September 30, 1999. The Company is paying slightly higher interest rates due to current market conditions. These increased interest rates are partially offset by paying interest on a lower principal amount as a result of working capital reductions that have decreased the need for bank line of credit facility borrowings.

     For the nine months ended September 30, 2000, the Company reported a net loss of $16.1 million compared to a net loss of $28.7 million in the comparable 1999 period. The loss incurred in the current year-to-date period is primarily attributed to the decline in sales volume. The loss incurred during the nine-month period ended September 30, 1999, is principally due to the impairment, special charges, debt transaction costs, inventory reserve adjustments and increased workers' compensation and health insurance costs expensed during the third quarter of 1999. Additionally, the third quarter of 1999 marked the beginning of the general slowdown in the manufactured housing industry that has continued throughout the current year.

     As the general slowdown in the manufactured housing industry continues and in light of the Company's near term outlook for future earnings, the Company did not recognize any income tax benefit in the first three quarters of this year. Beginning in the last half of 1999 and continuing into 2000, the Company has provided a valuation allowance for net deferred tax assets because it cannot be assured that realization of any income tax benefit is more likely than not, given the losses in 1999 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's activities have been financed through cash flow from operations, borrowings under its bank credit facilities, proceeds from the Transaction (as defined below), and proceeds from the issuance in December 1997 of $105.0 million of 10 3/8% senior subordinated notes due 2007.

     Net cash used in operating activities was $4.1 million and capital expenditures were $3.0 million for the nine months ended September 30, 2000. Net cash used in operating activities was $1.5 million and capital expenditures were $6.9 million for the comparable period in 1999. The $2.6 million increase in cash used in operating activities is primarily attributable to the net loss for the current year-to-date period, partially offset by improved Company management of working capital. The Company is obligated to make payments on various capital and operating leases in varying amounts, maturing through 2007 as well as payments under various non-compete and consulting agreements, related to past acquisitions, in varying amounts, maturing through 2002.

     In July 1999, the Company completed a transaction ("Transaction"), pursuant to which The Kevco Partners Investment Trust (the "KPI Trust"), a Delaware business trust associated with Wingate Partners II, L.P., acquired, for an approximate purchase price of $37.0 million, the following securities:

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

     The Tranche A Notes are exchangeable at the holders' option for 3,090,909 shares of a newly-created series of preferred stock of the Company designated as Series A Cumulative 10-3/8% Convertible Pay-in-Kind Voting Preferred Stock ("Voting Preferred Stock") or directly into 3,090,909 shares of common stock, in each case at an initial exchange ratio of $5.50 per share. Shares of Voting Preferred Stock, when and if issued in exchange for Tranche A Notes, will be entitled to vote together with the common stock on an as converted basis. The Voting Preferred Stock will be convertible on a share-for-share basis into common stock, subject to certain standard antidilution provisions. The Tranche
B Notes are exchangeable at the holders' option for 1,181,818 shares of a second newly-created series of preferred stock of the Company designated as Series B 10-3/8% Convertible Pay-in-Kind Non-Voting Preferred Stock ("Nonvoting Preferred Stock" and with the Voting Preferred Stock, the "Preferred Stock") or directly into 1,181,818 shares of Nonvoting Stock, in each case at an initial exchange ratio of $5.50 per share. The Nonvoting Preferred Stock will have limited voting rights in connection with certain extraordinary corporate events affecting the holders of Nonvoting Stock. The Nonvoting Preferred Stock will itself be convertible into an equal number of shares of Nonvoting Stock, subject to certain standard antidilution provisions.

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

     Concurrently with the closing of the Transaction, the Company and its lenders entered into the third amended and restated credit agreement which restructured the terms and conditions in regard to applicable rates, covenants and maturity. The amended credit facility includes a $45.0 million revolving credit facility, which matures in December 2003, a Term A Facility, which matures in December 2003 and a Term B Facility, which matures in December 2004. The Company may also be required to repay amounts earlier than scheduled as a result of asset sales, excess cash flow from operations, issuance of new debt or issuance of new equity. The term loans require quarterly payments, which increase over the life of each respective term. The term loans and revolving credit facility are collateralized by substantially all of the assets of the Company and its subsidiaries, including the capital stock of such subsidiaries.

     The Company's various debt agreements contain restrictions and conditions that include cash flow and various financial ratio requirements and limitations on the incurrence of additional debt or liens, payment of dividends, acquisitions and dispositions of certain assets, the ability to consolidate or merge with another entity, certain transactions with affiliates and the engagement in certain lines of business. In addition, the third amended and restated credit agreement imposes limitations on amounts available for borrowings under the revolving credit facility based on amounts of eligible accounts receivable, inventory and fixed assets.

     In May 2000, the Company and its lenders entered into a second amendment to the third amended and restated credit agreement, which restructured certain conditions in regard to applicable covenants to make them less restrictive.

     On November 20, 2000, the Company and its lenders entered into a third amendment to the third amended and restated credit agreement. The new amendment omits the existing financial covenants for the period of September 30, 2000 through October 1, 2001 and replaces them with covenants that are less restrictive. The amendment also requires the Company by March 8, 2001, to pay down $15 million of the amount that is outstanding under the term portio of the credit agreement. This additional pay down of $15 million is included in the current portion of long-term debt at the end of the third quarter 2000. Although there can be no assurance that the Company will be able to do so, management believes the Company can meet the $15 million pay down requirement.

     During the term of the third amendment, the aggregate amounts available under the revolving credit facility will be reduced to the lesser of $5 million, or a revolving credit borrowing base calculated upon certain net eligible assets. Management believes that cash reserves, together with available funds under the Company's time of credit, are adequate for the next twelve months.

     As of September 30, 2000, $72.2 million was outstanding under the term portion at the credit agreement, no borrowings were outstanding under the revolving portion of the credit agreement and the Company was in compliance with the amended covenants. The amended covenants will lapse effective October 1, 2001, at which time the covenants existing under the second amendment to the third amended and restated credit agreement will be reinstated. If the Company fails to negotiate another amendment, then an event of default will exist as of October 1, 2001. The Company plans to enter into negotiations with its lenders toward a more extensive and longer term restructuring of the credit agreement debt in the first quarter of 2001.

     Management will monitor debt covenant compliance very closely and, if necessary, pursue additional amendments to the credit agreement other sources of liquidity, such as refinancing alternatives or asset sales. However, there can be no assurance that the Company will be able to maintain compliance in the future with the amended covenants, or with the covenants that will be reinstated on October 1, 2001, or that it would be able to further amend or refinance its credit facilities, if required to do so.

     The Company does not anticipate paying cash dividends on its common stock in the foreseeable future and intends to retain its earnings to support operations and repay indebtedness. The Board has authorized the Management of the Company to repurchase in the open market, from time to time, senior subordinated notes due in 2007.

     For the nine-month period ended September 30, 2000, average days sales in receivables was 24 days, average days inventory on hand was 43 days and average days of payables were 29 days. For the nine-month period ended September 30, 1999, average days sales in receivables was approximately 25 days, average days inventory on hand was approximately 43 days and average days in payables was approximately 27 days. The decrease in average days sales in receivables of one day and increase in average days of payables of two days, period over period, is the result of the Company's improved management of working capital.

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

FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of forward-looking terminology, such as "alleres," "may," "intend," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Similar statements herein that describe the Company's business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. Although the Company believes that the expectations in such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to have been correct. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict all the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, the ability of the Company to sell assets or otherwise take action to meet its obligations to repay $15 million under its credit agreement in March 2001, the ability of the Company to renegotiate a long-term restructuring of its lending facilities with its senior lenders, the Company's substantial leverage and its effects on the Company's ability to obtain additional capital as needed, the adequacy of existing funds to meet liquidity needs, the Company's ability to integrate its operations and realize savings from the implementation of its new management information systems, the ability of the manufactured housing industry to reduce inventory, customer demand for manufactured housing and recreational vehicles, the effect of economic conditions including increasing interest rates, the availability of financing for manufactured housing customers, the impact of raw materials prices, volatility within the manufactured housing industry, the Company's ability to maintain profitability in the event of the loss of a significant customer and other risks detailed from time to time in the reports filed by the Company with the Commission, including the Company's Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to interest rate risk on its term loans and revolving credit facility. Interest rates are fixed on the Senior Notes, Subordinated Notes and Capitalized Lease Obligations. At September 30, 2000, the Company's exposure to these risk factors was not significant and had not materially changed from December 31, 1999.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

    EXHIBIT NO.     DESCRIPTION

    *10.43 Third Amendment to Credit Agreement dated November 20, 2000, by and among Kevco, Inc., Bank of America, and the lenders named therein.

    *27.1           Financial Data Schedule.

* Filed herewith.

(b)  REPORTS ON FORM 8-K

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KEVCO, INC.

Date: November 20, 2000

                                       By: /s/ JOSEPH P. TOMCZAK
                                           ----------------------------

                                               Joseph P. Tomczak
                                           Executive Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
------          -----------

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

 10.38          Warrant dated July 26, 1999, to purchase 295,455 shares of
                Nonvoting Common Stock.(12)

 10.39          Consulting Agreement dated July 26, 1999, between Kevco, Inc.
                and Mr. Gerald E. Kimmel.(12)

 10.40          Financial Advisory Agreement dated July 26, 1999, among Kevco,
                Inc. and Wingate Management Limited, L.L.C.(12)

 10.41          Monitoring and Oversight Agreement dated July 26, 1999, among
                Kevco, Inc. and Wingate Management Limited, L.L.C.(12)

 10.42 Second Amendment to Credit Agreement dated May 5, 2000, by and among Kevco, Inc., Bank of America, N.A., formerly known as NationsBank, N.A. and the lenders named therein.(15)

 10.43 Third Amendment to Credit Agreement dated November 20, 2000, by and among Kevco, Inc., Bank of America, and the lenders named therein.(16)

 27.1           Financial Data Schedule.(16)

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

(15) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(16) Filed herewith.